Form 10-Q
period 2014-03-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2014-05-06
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2014

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2013, including, but not limited to, the following:

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

•	The effectiveness of the Registrants’ risk management policies and procedures, and the ability of the Registrants’ counterparties to satisfy their financial commitments;

•	the collateral demands of the Registrants' counterparties and other factors affecting the Registrants' liquidity position and financial condition;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2013 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2013
Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAA	Clean Air Act
Clean Water Act	Federal Water Pollution Control Act
CO2	Carbon dioxide
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
LIBOR	London Inter-Bank Offered Rate
Long-term protective layup
A descriptive term for GenOn's plans with respect to retiring units from service in accordance with the PJM tariff, maintenance of the units in accordance with lease requirements and continued payment of the lease rent.

MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide

NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG MD Ash Management	NRG MD Ash Management LLC (formerly known as GenOn MD Ash Management LLC)
NRG Merger	The merger completed on December 14, 2012, GenOn and NRG
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
PJM market
The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia

Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur dioxide
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$1,026	$424
Operating revenues — affiliate	24	6
Total operating revenues	1,050	430
Operating Costs and Expenses
Cost of operations	622	350
Cost of operations — affiliate	255	140
Depreciation and amortization	62	66
Selling, general and administrative	18	26
Selling, general and administrative — affiliate	33	17
Acquisition-related transaction and integration costs	1	26
Total operating costs and expenses	991	625
Loss on sale of assets	(6)	—
Operating Income/(Loss)	53	(195)
Other Expense
Other income, net	1	2
Interest expense	(47)	(44)
Interest expense - affiliate	(3)	(3)
Total other expense	(49)	(45)
Income/(Loss) Before Income Taxes	4	(240)
Income tax expense	1	—
Net Income/(Loss)	$3	$(240)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Net Income/(Loss)	$3	$(240)
Other comprehensive gain net of reclassifications, net of tax of $0:
Unrealized gain on derivatives	—	2
Other comprehensive income	—	2
Comprehensive income/(loss)	$3	$(238)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$909	$760
Funds deposited by counterparties	—	56
Accounts receivable — trade	167	178
Inventory	380	443
Derivative instruments	620	464
Derivative instruments — affiliate	13	5
Cash collateral paid in support of energy risk management activities	372	62
Prepayments and other current assets	223	194
Total current assets	2,684	2,162
Property, plant and equipment, net of accumulated depreciation of $308 and $248	3,088	3,176
Other Assets
Intangible assets, net of accumulated amortization of $45 and $34	76	65
Derivative instruments	191	181
Derivative instruments — affiliate	5	1
Other non-current assets	115	149
Total other assets	387	396
Total Assets	$6,159	$5,734
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	275	187
Accounts payable — affiliate	69	72
Derivative instruments	525	160
Derivative instruments — affiliate	18	3
Cash collateral received in support of energy risk management activities	106	56
Accrued expenses and other current liabilities	176	266
Total current liabilities	1,174	749
Other Liabilities
Long-term debt and capital leases	3,112	3,128
Derivative instruments	53	18
Out-of-market contracts	1,029	1,045
Other non-current liabilities	474	481
Total non-current liabilities	4,668	4,672
Total Liabilities	5,842	5,421
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	327	325
Accumulated deficit	(112)	(114)
Accumulated other comprehensive income	102	102
Total Stockholder's Equity	317	313
Total Liabilities and Stockholder's Equity	$6,159	$5,734
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$3	$(240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62	66
Amortization of financing costs and debt discount/premiums	(14)	(21)
Amortization of out-of-market contracts and emission allowances	(28)	(16)
Loss on sale of asset	6	—
Changes in derivative instruments	237	221
Changes in collateral deposits supporting energy risk management activities	(310)	(6)
Changes in other working capital	171	126
Net Cash Provided by Operating Activities	127	130
Cash Flows from Investing Activities
Capital expenditures	(33)	(107)
Decrease in restricted cash, net	—	(5)
Purchase of emission allowances, net of proceeds	—	(14)
Proceeds from sale of assets, net of cash disposed of	50	—
Other	5	—
Net Cash Provided/(Used) by Investing Activities	22	(126)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	45
Payments for short and long-term debt	—	(1)
Net Cash Provided by Financing Activities	—	44
Net Increase in Cash and Cash Equivalents	149	48
Cash and Cash Equivalents at Beginning of Period	760	825
Cash and Cash Equivalents at End of Period	$909	$873

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$957	$399
Operating revenues — affiliate	108	133
Total operating revenues	1,065	532
Operating Costs and Expenses
Cost of operations	371	219
Cost of operations — affiliate	562	328
Depreciation and amortization	22	27
Selling, general and administrative	2	1
Selling, general and administrative — affiliate	18	20
Total operating costs and expenses	975	595
Loss on sale of assets	(6)	—
Operating Income/(Loss)	84	(63)
Other Expense
Interest expense	(17)	(16)
Interest expense — affiliate	(2)	(2)
Total other expense	(19)	(18)
Income/(Loss) Before Income Taxes	65	(81)
Income tax	—	—
Net Income/(Loss)	$65	$(81)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$335	$63
Accounts receivable — trade	143	151
Note receivable — affiliate	189	299
Inventory	216	270
Derivative instruments	620	462
Derivative instruments — affiliate	403	84
Cash collateral paid in support of energy risk management activities	361	50
Prepayments and other current assets	131	105
Total current assets	2,398	1,484
Property, plant and equipment, net of accumulated depreciation of $115 and $96	1,125	1,194
Other Assets
Intangible assets, net of accumulated amortization of $44 and $34	75	64
Derivative instruments	191	181
Derivative instruments — affiliate	45	8
Other non-current assets	16	32
Total other assets	327	285
Total Assets	$3,850	$2,963
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	177	90
Accounts payable — affiliate	133	86
Derivative instruments	525	160
Derivative instruments — affiliate	345	107
Cash collateral received in support of energy risk management activities	—	56
Accrued expenses and other current liabilities	117	93
Total current liabilities	1,302	597
Other Liabilities
Long-term debt and capital leases	939	943
Derivative instruments	53	18
Derivative instruments — affiliate	58	23
Out-of-market contracts	568	575
Other non-current liabilities	110	116
Total non-current liabilities	1,728	1,675
Total Liabilities	3,030	2,272
Commitments and Contingencies
Member’s Equity
Member’s interest	820	691
Total Member’s Equity	820	691
Total Liabilities and Member’s Equity	$3,850	$2,963
See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$65	$(81)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	22	27
Amortization of debt premiums	(2)	(2)
Amortization of out-of-market contracts and emission allowances	2	(6)
Loss on disposals and sales of assets	6	3
Changes in derivative instruments	149	135
Changes in collateral deposits supporting energy risk management activities	(367)	(43)
Changes in other working capital	244	102
Net Cash Provided by Operating Activities	119	135
Cash Flows from Investing Activities
Capital expenditures	(7)	(16)
Decrease in note receivable — affiliate	110	31
Purchase of emission allowances, net of proceeds	—	(14)
Proceeds from sale of assets, net of cash disposed of	50	—
Net Cash Provided by Investing Activities	153	1
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(1)
Net Cash Used by Financing Activities	—	(1)
Net Increase in Cash and Cash Equivalents	272	135
Cash and Cash Equivalents at Beginning of Period	63	148
Cash and Cash Equivalents at End of Period	$335	$283

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$(151)	$(40)
Operating revenues — affiliate	478	138
Total operating revenues	327	98
Operating Costs and Expenses
Cost of operations	234	51
Cost of operations — affiliate	15	87
Depreciation and amortization	19	19
Selling, general and administrative — affiliate	15	16
Total operating costs and expenses	283	173
Operating Income/(Loss)	44	(75)
Other Expense
Interest expense — affiliate	(1)	(1)
Total other expense	(1)	(1)
Income/(Loss) Before Income Taxes	43	(76)
Income tax	—	—
Net Income/(Loss)	$43	$(76)

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$337	$64
Accounts receivable — trade	—	4
Accounts receivable — affiliate	54	35
Inventory	116	158
Derivative instruments	218	298
Derivative instruments — affiliate	68	53
Prepayments and other current assets	76	81
Total current assets	869	693
Property, plant and equipment, net of accumulated depreciation of $96 and $77	970	987
Other Assets
Intangible assets, net of accumulated amortization of $1 and $0	10	11
Derivative instruments	48	60
Derivative instruments — affiliate	88	96
Other non-current assets	8	25
Total other assets	154	192
Total Assets	$1,993	$1,872
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	33	16
Derivative instruments	26	—
Derivative instruments — affiliate	105	64
Accrued expenses and other current liabilities	55	49
Total current liabilities	224	134
Other Liabilities
Long-term debt and capital leases	3	5
Derivative instruments	1	—
Derivative instruments — affiliate	11	9
Out-of-market contracts	568	575
Other non-current liabilities	65	71
Total non-current liabilities	648	660
Total Liabilities	872	794
Commitments and Contingencies
Member’s Equity
Member’s interest	1,121	1,078
Total Member’s Equity	1,121	1,078
Total Liabilities and Member’s Equity	$1,993	$1,872

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$43	$(76)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	19	19
Amortization of out-of-market contracts and emission allowances	—	(6)
Loss on disposals and sales of assets	—	3
Changes in derivative instruments	155	133
Changes in collateral deposits supporting energy risk management activities	—	48
Changes in other working capital	62	41
Net Cash Provided by Operating Activities	279	162
Cash Flows from Investing Activities
Capital expenditures	(6)	(13)
Net Cash Used by Investing Activities	(6)	(13)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(1)
Net Cash Used by Financing Activities	—	(1)
Net Increase in Cash and Cash Equivalents	273	148
Cash and Cash Equivalents at Beginning of Period	64	135
Cash and Cash Equivalents at End of Period	$337	$283

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly-owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 19,741 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,596 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 19,741 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in Maryland near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,596 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended March 31, 2014. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the 2013 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of March 31, 2014, and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2014 and 2013.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period depreciation amounts have been recast to revise provisional purchase accounting estimates for the NRG Merger.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.  The reclassification did not affect results from operations.
Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Recent Accounting Developments
The following accounting standard was issued in 2013 and was adopted on January 1, 2014:
•ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU 2013-11 require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss, or NOL, a similar tax loss or tax credit carryforwards rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. The adoption of this standard did not impact the Company’s results of operations or cash flows.

Note 3 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2013 Form 10-K.
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, note receivable — affiliate, accounts payable, accrued liabilities, restricted cash, and cash collateral paid and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt, including current portion, are as follows:
GenOn

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$3,106	$2,777	$3,120	$3,058
The fair value of long and short-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy.
GenOn Americas Generation

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$935	$804	$938	$883
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$128	$687	$14	$829
Derivative liabilities:
Commodity contracts	$21	$559	$16	$596
Other assets (b)	$22	$—	$—	$22

(a)	There were no transfers during the three months ended March 31, 2014 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$141	$507	$3	$651
Derivative liabilities:
Commodity contracts	$25	$149	$7	$181
Other assets (b)	$37	$—	$—	$37

(a)	There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees

The following tables reconcile, for the three months ended March 31, 2014 and 2013, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2014	2013
	Derivatives (a)
	(In millions)
Beginning balance	$(4)	$17
Total gains/(losses) included in earnings — realized/unrealized	4	(3)
Purchases	—	(4)
Settlements	—	(16)
Transfers into Level 3 (b)	(2)	—
Ending balance	$(2)	$(6)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$—	$(13)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$140	$1,099	$20	$1,259
Derivative liabilities:
Commodity contracts	$64	$897	$20	$981

(a)	There were no transfers during the three months ended March 31, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$153	$575	$7	$735
Derivative liabilities:
Commodity contracts	$74	$226	$8	$308

(a)	There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

The following tables reconcile, for the three months ended March 31, 2014 and 2013, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2014	2013
	Derivatives (a)
	(In millions)
Beginning balance	$(1)	$17
Total gains/(losses) included in earnings — realized/unrealized	2	(3)
Purchases	—	(4)
Settlements	—	(16)
Transfers into Level 3 (b)	(1)	—
Ending balance	$—	$(6)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$—	$(13)
(a)    Consists of derivative assets and liabilities, net.
(b)    Transfers in/out of level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$83	$339	$—	$422
Derivative liabilities:
Commodity contracts	$8	$135	$—	$143

(a)	There were no transfers during the three months ended March 31, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$87	$420	$—	$507
Derivative liabilities:
Commodity contracts	$13	$60	$—	$73

(a)	There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

The following tables reconcile, for the three months ended March 31, 2014 and 2013, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2014	2013
	Derivatives (a)
	(In millions)
Beginning balance	$—	$7
Total losses included in earnings — realized/unrealized	—	(2)
Purchases	—	(4)
Settlements	—	(7)
Ending balance	$—	$(6)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$—	$(7)

(a)	Consists of derivative assets and liabilities, net.

Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2014, contracts valued with prices provided by models and other valuation techniques make up 2% of GenOn's derivative assets and 3% of GenOn's derivative liabilities, 2% of GenOn Americas Generation’s derivative assets and 2% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. The Registrants' credit reserves were as follows:

	As of March 31, 2014	As of December 31, 2013
	(In millions)
GenOn	$1	$1
GenOn Americas Generation	1	1
GenOn Mid-Atlantic	$2	$3

Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Registrants' 2013 Form 10-K, the following is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2013 Form 10-K. As of March 31, 2014, GenOn's counterparty credit exposure was $414 million and GenOn held collateral (cash and letters of credit) against those positions of $19 million, resulting in a net exposure of $397 million. Approximately 83% of GenOn's exposure before collateral is expected to roll off by the end of 2015. As of March 31, 2014, GenOn Americas Generation’s counterparty credit exposure was $406 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $19 million, resulting in a net exposure of $388 million. Approximately 100% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2015. As of March 31, 2014, GenOn Mid-Atlantic’s counterparty credit exposure was $216 million and GenOn Mid-Atlantic held collateral (cash and letters of credit) against those positions of $0 million, resulting in a net exposure of $216 million. Approximately 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	55%
Utilities, energy merchants, marketers and other	17%
ISOs	26%
Coal	2%
Total as of March 31, 2014	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2%
Total as of March 31, 2014	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $302 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	56%
Utilities, energy merchants, marketers and other	16%
ISOs	26%
Coal	2%
Total as of March 31, 2014	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-investment grade	—%
Non-rated	2%
Total as of March 31, 2014	100%
(a)    Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $302 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $199 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Note 4 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2013 Form 10-K.
Energy-Related Commodities (GenOn)
As of March 31, 2014, GenOn had energy-related derivative financial instruments extending through 2017.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of March 31, 2014 and December 31, 2013. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of March 31, 2014	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013
Commodity	Units	(In millions)
Coal	Short Ton	8	6	6	4	6	4
Natural Gas	MMBtu	(109)	(111)	(114)	(113)	(116)	(119)
Power	MWh	(34)	(26)	(11)	(14)	(11)	(14)

Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	633	469	543	163
Commodity contracts long-term	196	182	53	18
Total Derivatives Not Designated as Cash Flow Hedges	$829	$651	$596	$181
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$1,023	$546	$870	$267
Commodity contracts long-term	236	189	111	41
Total Derivatives Not Designated as Cash Flow Hedges	$1,259	$735	$981	$308

GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$286	$351	$131	$64
Commodity contracts long-term	136	156	12	9
Total Derivatives Not Designated as Cash Flow Hedges	$422	$507	$143	$73
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$811	$(535)	$—	$276
Derivative assets - affiliate	18	(18)	—	—
Derivative liabilities	(578)	535	11	(32)
Derivative liabilities - affiliate	(18)	18	—	—
Total derivative instruments	$233	$—	$11	$244
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$811	$(535)	$—	$276
Derivative assets - affiliate	448	(403)	—	45
Derivative liabilities	(578)	535	11	(32)
Derivative liabilities - affiliate	(403)	403	—	—
Total derivative instruments	$278	$—	$11	$289
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$266	$(25)	$—	$241
Derivative assets - affiliate	156	(116)	—	40
Derivative liabilities	(27)	25	—	(2)
Derivative liabilities - affiliate	(116)	116	—	—
Total derivative instruments	$279	$—	$—	$279

GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$645	$(154)	$(56)	$435
Derivative assets - affiliate	6	(3)	—	3
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities - affiliate	(3)	3	—	—
Total derivative instruments	$470	$—	$(56)	$414
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$643	$(154)	$(56)	$433
Derivative assets - affiliate	92	(92)	—	—
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities - affiliate	(130)	92	—	(38)
Total derivative instruments	$427	$—	$(56)	$371
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$358	$—	$—	$358
Derivative assets - affiliate	149	(73)	—	76
Derivative liabilities	—	—	—	—
Derivative liabilities - affiliate	(73)	73	—	—
Total derivative instruments	$434	$—	$—	$434
Accumulated Other Comprehensive Income (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives:

	Three months ended March 31,
(In millions)	2014	2013
Accumulated OCI balance, beginning of period	$—	$1
Recognized in OCI on interest rate derivatives	—	2
Reclassified from accumulated OCI into earnings(a)(b)	—	(1)
Accumulated OCI balance, end of period	$—	$2

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

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
GenOn

	Three months ended March 31,
(In millions)	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(60)	$(98)
Net unrealized losses on open positions related to economic hedges	(171)	(123)
Total unrealized mark-to-market losses for economic hedging activities	(231)	(221)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(3)
Net unrealized gains on open positions related to trading activity	—	2
Total unrealized mark-to-market losses for trading activity	(1)	(1)
Total unrealized losses	$(232)	$(222)

	Three months ended March 31,
(In millions)	2014	2013
Revenue from operations — energy commodities	$(225)	$(235)
Cost of operations	(7)	13
Total impact to statements of operations	$(232)	$(222)
 GenOn Americas Generation

	Three months ended March 31,
(In millions)	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(57)	$(74)
Net unrealized losses on open positions related to economic hedges	(93)	(60)
Total unrealized mark-to-market losses for economic hedging activities	(150)	(134)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(3)
Net unrealized gains on open positions related to trading activity	—	2
Total unrealized mark-to-market losses for trading activity	(1)	(1)
Total unrealized losses	$(151)	$(135)

	Three months ended March 31,
(In millions)	2014	2013
Revenue from operations — energy commodities	$(145)	$(151)
Cost of operations	(6)	16
Total impact to statements of operations	$(151)	$(135)

GenOn Mid-Atlantic

	Three months ended March 31,
(In millions)	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(63)	$(74)
Net unrealized losses on open positions related to economic hedges	(92)	(59)
Total unrealized losses	$(155)	$(133)

	Three months ended March 31,
(In millions)	2014	2013
Revenue from operations — energy commodities	$(150)	$(148)
Cost of operations	(5)	15
Total impact to statements of operations	$(155)	$(133)
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of March 31, 2014 was $26 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of March 31, 2014, was $2 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $6 million for GenOn and GenOn Americas Generation as of March 31, 2014. At March 31, 2014, GenOn Mid-Atlantic is party to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $4 million for GenOn Mid-Atlantic as of March 31, 2014.
See Note 3, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
Note 5 — Segment Reporting (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation report the following segments: East, South Central, West and Corporate. All GenOn Mid-Atlantic entities are included within the GenOn East segment. There are distinct components with separate operating results and management structures for each segment, which are based on the geographical location of the power generation operations.
GenOn

	Three months ended March 31, 2014
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$953	$35	$38	$—	$1,026
Operating revenues—affiliate	(2)	—	25	1	24
Depreciation and amortization	49	1	9	3	62
Income/(loss) before income taxes	75	(24)	2	(49)	4
Net income/(loss)	$75	$(24)	$2	$(50)	$3
Total assets	$5,499	$244	$323	$93	$6,159

	Three months ended March 31, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$379	$—	$40	$5	$424
Operating revenues—affiliate	—	6	—	—	6
Depreciation and amortization	51	1	11	3	66
(Loss)/income before income taxes	(136)	(6)	(19)	(79)	(240)
Net (loss)/income	$(136)	$(6)	$(19)	$(79)	$(240)

GenOn Americas Generation

	Three months ended March 31, 2014
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$919	$—	$38	$—	$957
Operating revenues—affiliate	106	—	2	—	108
Depreciation and amortization	20	—	2	—	22
Income/(loss) before income taxes	81	—	1	(17)	65
Net income/(loss)	$81	$—	$1	$(17)	$65
Total assets	$3,253	$81	$161	$355	$3,850

	Three months ended March 31, 2013
	East	South Central	West	Corporate	Total
	(In millions)
Operating revenues	$376	$—	$23	$—	$399
Operating revenues—affiliate	133	—	0	0	133
Depreciation and amortization	25	—	2	0	27
(Loss)/income before income taxes	(66)	—	8	(23)	(81)
Net (loss)/income	$(66)	$—	$8	$(23)	$(81)

Note 6 —  Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax (benefit)/expense consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013
Income/(loss) before income taxes	4	(240)
Income tax expense	1	—
Effective tax rate	25%	—%
GenOn
For the three months ended March 31, 2014, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes. For the three months ended March 31, 2013, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance. GenOn recorded an income tax expense which relates to state income tax payments for the period ended March 31, 2014.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three months ended March 31, 2014 and 2013 are $0 as the $1 million income tax expense relates to state income tax payments attributable to its parent, GenOn. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three months ended March 31, 2014 and 2013 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three months ended March 31, 2014 and 2013 as the $1 million income tax expense, relates to state income tax payments attributable to its parent, GenOn. The pro forma income tax provision attributable to income before taxes is a tax expense of $17 million and tax benefit of $27 million during the three months ended March 31, 2014 and 2013, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $124 million and $141 million as of March 31, 2014 and December 31, 2013, respectively.
Note 7 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three months ended March 31, 2014 and March 31, 2013, GenOn recorded costs related to these services of $33 million and $11 million, respectively, as selling, general and administrative — affiliate.
NRG also provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable.

The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended March 31,
	2014	2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	2	4
Selling, general and administrative — affiliate	18	20
Total	$20	$24
GenOn Mid-Atlantic

	Three months ended March 31,
	2014	2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	1	3
Selling, general and administrative — affiliate	15	16
Total	$16	$19

Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At March 31, 2014 and December 31, 2013, $274 million and $349 million of letters of credit were issued and outstanding under the NRG credit agreement for GenOn and of this amount $206 million and $258 million were issued on behalf of GenOn Americas Generation. At March 31, 2014 and December 31, 2013, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings. At March 31, 2014 and December 31, 2013, GenOn Americas Generation had a net current note receivable from GenOn Energy Holdings of $189 million and $299 million, respectively, related to its intercompany cash management program. For the three months ended March 31, 2014 and 2013, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

GenOn Mid-Atlantic Distributions (GenOn Americas Generation and GenOn Mid-Atlantic)
On May 6, 2014, GenOn Mid-Atlantic made a distribution of $250 million to its parent, NRG North America LLC, who in turn made a distribution of $250 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution to GenOn in the same amount, through its parent companies NRG Americas, Inc. and GenOn Energy Holdings, Inc.

Note 8 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 18, Commitments and Contingencies, to the Registrants' 2013 Form 10-K.
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
Pending Natural Gas Litigation (GenOn)
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the U.S. District Court for the District of Nevada. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit’s decision. On December 2, 2013, the Supreme Court requested the views of the U.S. Solicitor General on the petition for a writ of certiorari. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs in the Nevada case filed a petition for a writ of certiorari to the U.S. Supreme Court. In June 2013, the U.S. Supreme Court denied the petition for a writ of certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.

Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted GenOn’s motion to dismiss, which Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Third Circuit reversed the decision of the District Court. On September 3, 2013, GenOn filed a petition for rehearing with the Third Circuit which was subsequently denied. In February 2014, NRG filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Third Circuit decision. The District Court has stayed further proceedings in the case pending a decision on the petition for a writ of certiorari.
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

Note 9 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 19, Regulatory Matters, to the Registrants' 2013 Form 10-K.
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
The Registrants are a party to regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.

Note 10 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 20, Environmental Matters, to the Registrants' 2013 Form 10-K.
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
The EPA released CSAPR on July 7, 2011, which was scheduled to replace CAIR on January 1, 2012. On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating CSAPR and keeping CAIR in place until the EPA can replace it. On April 29, 2014, the U.S. Circuit Court reversed and remanded the D.C. Circuit's opinion. NRG expects further proceedings in the D.C. Circuit over the next few months. While the Registrants are unable to predict the final outcome of the ongoing litigation, the Registrants' investment in pollution controls and cleaner technologies coupled with planned strategic plant retirements leaves the fleet well positioned for compliance.
East Region
The MDE has announced that it intends to promulgate more stringent regulations regarding NOx emissions, which could negatively affect certain of the Company's coal facilities located in Maryland.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2014 through 2018 required to meet GenOn's regulatory environmental laws will be approximately $116 million for GenOn, which includes $12 million for GenOn Americas Generation, which was adjusted for the sale of Kendall on January 31, 2014. The amount for GenOn Americas Generation includes $6 million for GenOn Mid-Atlantic.

Item 2 — MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and three months ended March 31, 2014 and 2013. Also, refer to the Registrants' 2013 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following tables summarize the Registrants' generation portfolio as of March 31, 2014, by operating segment which includes forty-one, fossil fuel plants owned or leased by GenOn, of which seven are owned or leased by GenOn Americas Generation, of which three are owned or leased by GenOn Mid-Atlantic. On January 31, 2014, GenOn, through a subsidiary of GenOn Americas Generation, completed the sale of Kendall, a 256 MW natural gas and oil facility in Cambridge, MA. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units:

The following table summarizes GenOn's generation portfolio as of March 31, 2014.

Generation Type	South Central	East (a)(b)(c)(d)	West	Total
Natural gas	1,198	6,151	4,435	11,784
Coal	—	5,898	—	5,898
Oil	—	2,059	—	2,059
Total generation capacity	1,198	14,108	4,435	19,741
(a) GenOn notified PJM that it no longer intends to deactivate Portland Units 1 and 2 (401 MW), but instead will mothball those units effective June 1, 2014, with an expected return to service no later than June 1, 2016 using an alternative fuel.
(b) GenOn notified PJM that it no longer intends to place the coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup. Instead those Units will be mothballed beginning on April 16, 2015, with an expected return to service no later than June 1, 2016 using an alternative fuel.
(c) GenOn notified PJM that it no longer intends to deactivate Chalk Point Units 1 and 2 (667 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(d) GenOn notified PJM that it no longer intends to deactivate Dickerson Units 1, 2 and 3 (537 MW) on May 31, 2017, but instead has changed that deactivation date May 31, 2018.

The following table summarizes GenOn Americas Generation's generation portfolio as of March 31, 2014.

	(In MW)
Generation Type	East (a)(b)	West	Total
Natural gas	2,700	1,029	3,729
Coal	2,433	—	2,433
Oil	1,434	—	1,434
Total generation capacity	6,567	1,029	7,596
(a) GenOn notified PJM that it no longer intends to deactivate Chalk Point Units 1 and 2 (667 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(b) GenOn notified PJM that it no longer intends to deactivate Dickerson Units 1, 2 and 3 (537 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.

The following table summarizes GenOn Mid-Atlantic's generation portfolio as of March 31, 2014.

(In MW)
Generation Type	East (a)(b)
Natural gas	1,942
Coal	2,433
Oil	308
Total generation capacity	4,683
(a) GenOn notified PJM that it no longer intends to deactivate Chalk Point Units 1 and 2 (667 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(b) GenOn notified PJM that it no longer intends to deactivate Dickerson Units 1, 2 and 3 (537 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.

Environmental Matters
The Registrants are subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental requirements involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital. See Note 8, Commitments and Contingencies, and Note 10, Environmental Matters, to the Condensed Consolidated Financial Statements for further discussion.
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
East Region
PJM
Capacity Replacement — On March 10, 2014, PJM filed at FERC to limit speculation in the annual capacity auction. Specifically, PJM proposes tariff changes that will restore incentives to submit offers for only capacity resources that are reasonably expected to be provided as a physical resource by the start of the delivery year. These changes include the addition of a replacement capacity adjustment charge that is intended to remove the incentive to profit from replacing capacity commitments, an increase in deficiency penalties for non-performance, and a reduction in the number of Incremental Auctions from three to one. If approved by FERC, the capacity replacement rules could have a material impact on future PJM capacity prices.
Capacity Import Limits — On April 22, 2014, FERC approved PJM’s proposal to add a limit on the amount of capacity from external resources that PJM can reliably import into the PJM Region. The capacity import limit will be in effect for the 2017/18 Base Residual Auction, may decrease the amount of capacity imports allowed into PJM, as compared to recent auctions and could have a material impact on future PJM capacity prices.

New England (GenOn and GenOn Americas Generation)
Sloped Demand Curve Filing — On April 1, 2014, ISO-NE filed at FERC to establish a sloped demand curve for use in the ISO-NE Forward Capacity Market. The proposed tariff changes also seek to extend the period during which a market participant can lock-in the capacity price for a new resource from five to seven years, establishes a limited exemption for the buyer-side market mitigation rules for specific resources, and eliminates the administrative pricing rules. The shift away from the current vertical demand curve and accompanying proposed changes could have a material impact on the capacity prices in future auctions.
Complaint Regarding 2014 Forward Capacity Auction Results — In April 2014, a number of parties protested the results of ISO-NE’s 2014 Forward Capacity Auction. Several parties alleged that the results were the result of market manipulation by one or more market participants, and that the results should be overturned. FERC's decision remains pending.
New York
NYSPSC Order Rescinding Danskammer Retirement — On October 28, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York.  The NYPSC approved the emergency Order and granted an extension until March 17, 2014 for Helios Capital LLC to file its plan to operate or retire the unit.  On March 28, 2014, the NYPSC adopted the October 28, 2013 Order as permanent rule.  The return to service of this facility may affect capacity prices received by the Registrants for their resources in the Rest-of-State capacity zone and the Lower Hudson Valley capacity zone.

Independent Power Producers of New York Complaint — On May 10, 2013, a generator trade association in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The complainants point to the recent reliability services agreements entered into between the NYSPSC and generators, including Dunkirk Power, as evidence that capacity market prices are being influenced by non-market considerations. The complainants seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction. A number of New York Transmission Owners protested the filing and the case is pending.
On March 25, 2014, the generators filed an Amended Complaint against the NYISO in light of the executed term sheet between Niagara Mohawk Power Corporation d/b/a National Grid and Dunkirk Power, which was filed at NYPSC in February 2014. Under the term sheet, National Grid and Dunkirk Power are to enter into a definitive agreement pursuant to which Dunkirk Power will undertake a gas addition project to enable Units 2-4 to run on natural gas in exchange for payments from National Grid over a 10-year term.
Demand Curve Reset and the Lower Hudson Valley Zone — On November 29, 2013, the NYISO approved the creation of a new Lower Hudson Valley Capacity Zone in the New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 periods. A number of parties opposing the creation of the Lower Hudson Valley Zone have petitioned FERC to reverse its decision. Rehearing remains pending.

New and On-going Company Initiatives
Operational Improvement Activities
The Registrants will continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. The Registrants intend to add natural gas capabilities at these facilities, with such capabilities expected to be completed by the summer of 2016.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$994	$484	105%
Capacity revenue (a)	256	162	58
Mark-to-market for economic hedging activities	(224)	(234)	4
Other revenues (b)	24	18	33
Total operating revenues	1,050	430	144
Operating Costs and Expenses
Generation cost of sales (a)	678	285	138
Mark-to-market for economic hedging activities	7	(13)	154
Contract and emissions credit amortization	3	(1)	400
Other cost of operations	189	219	(14)
Total cost of operations	877	490	79
Depreciation and amortization	62	66	(6)
Selling, general and administrative	18	26	(31)
Selling, general and administrative - affiliate	33	17	94
Acquisition-related transaction and integration costs	1	26	(96)
Total operating costs and expenses	991	625	59
Loss on sale of assets	(6)	—
Operating Income/(Loss)	53	(195)	127
Other Income/(Expense)
Other income, net	1	2	(50)
Interest expense	(50)	(47)	6
Total other expense	(49)	(45)	9
Income/(Loss) Before Income Taxes	4	(240)	102
Income tax expense/(benefit)	1	—	—
Net Income/(Loss)	$3	$(240)	101
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.94	$3.34	48%
MWh sold (in thousands)	11,038	7,944	39
MWh generated (in thousands)	11,848	8,391	41

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

Generation Gross Margin

	Three months ended March 31,
(In millions)	2014	2013
Energy revenue	$994	$484
Capacity revenue	256	162
Other revenues	24	18
Generation revenue	1,274	664
Generation cost of sales	678	285
Generation gross margin	$596	$379
Generation gross margin increased by $217 million for the three months ended March 31, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 42% increase in generation due to weather conditions in the East and an increase in average realized prices	$122
Higher gross margin due to a 58% increase in capacity prices primarily in PJM	77
Higher gross margin due to revenues from Resource Adequacy contracts in California, partially offset by the deactivation of the Contra Costa facility in 2013	16
Other	2
$217
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(66)	$(113)
Net unrealized losses on open positions related to economic hedges	(158)	(121)
Total mark-to-market losses in operating revenues	$(224)	$(234)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	6	15
Net unrealized losses on open positions related to economic hedges	(13)	(2)
Total mark-to-market (losses)/gains in operating costs and expenses	$(7)	$13
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2014, the $224 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $7 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

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

	Three months ended March 31,
(In millions)	2014	2013
Trading gains/(losses)
Realized	$2	$—
Unrealized	(1)	(1)
Total trading gains/(losses)	$1	$(1)
Other Cost of Operations
Other cost of operations decreased by $30 million for the three months ended March 31, 2014 compared to the same period in 2013 due to:

(In millions)
Lower operations and maintenance expense due to deferral of maintenance work, offset in part by increased variable costs, both resulting from increased run time	$23
Decrease in property tax expense associated with the decrease in the property tax assessment for Bowline	7
$30
Depreciation and Amortization
Depreciation and amortization expense decreased by $4 million for the three months ended March 31, 2014 compared to the same period in 2013.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$938	$472	99%
Capacity revenue (a)	248	151	64
Mark-to-market for economic hedging activities	(144)	(150)	4
Other revenues (b)	23	59	(61)
Total operating revenues	1,065	532	100
Operating Costs and Expenses
Generation cost of sales (a)	836	451	85
Mark-to-market for economic hedging activities	6	(16)	138
Contract and emissions credit amortization	9	6	50
Other cost of operations	82	106	(23)
Total cost of operations	933	547	71
Depreciation and amortization	22	27	(19)
Selling, general and administrative	20	21	(5)
Total operating costs and expenses	975	595	64
Loss on sale of assets	(6)	—
Operating Income/(Loss)	84	(63)	233
Other Expense
Interest expense	(19)	(18)	6
Total other expense	(19)	(18)	6
Income/(Loss) Before Income Taxes	65	(81)	180
Income taxes	—	—	—
Net Income/(Loss)	$65	$(81)	180
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.94	$3.34	48%
MWh sold (in thousands)	4,629	2,641	75
MWh generated (in thousands)	4,637	2,657	75
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses

Generation Gross Margin

	Three months ended March 31,
(In millions)	2014	2013
Energy revenue	$938	$472
Capacity revenue	248	151
Other revenues	23	59
Generation revenue	1,209	682
Generation cost of sales	836	451
Generation gross margin	$373	$231
Generation gross margin increased by $142 million for the three months ended March 31, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 72% increase in generation primarily at Canal, Bowline and Morgantown, due to extreme weather conditions, partially offset by the sale of Kendall on January 31, 2014	$106
Higher gross margin due to a 47% increase in capacity prices, primarily in PJM	33
Lower gross margin due to a decrease in contracted capacity revenues due to the deactivation of the Contra Costa facility	(12)
Higher gross margin from ancillary revenues	8
Other	7
$142
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(61)	$(89)
Net unrealized losses on open positions related to economic hedges	(83)	(61)
Total mark-to-market losses in operating revenues	(144)	(150)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	4	15
Net unrealized (losses)/gains on open positions related to economic hedges	(10)	1
Total mark-to-market (losses)/gains in operating costs and expenses	$(6)	$16
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2014, the $144 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $6 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

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

	Three months ended March 31,
(In millions)	2014	2013
Trading gains/(losses)
Realized	$2	$—
Unrealized	(1)	(1)
Total trading gains/(losses)	$1	$(1)
Other Cost of Operations
Other cost of operations decreased by $24 million for the three months ended March 31, 2014, compared to the same period in 2013 due to:

(In millions)
Lower operations and maintenance expense due to deferral of maintenance work, offset in part by increased variable costs, both resulting from increased run time	$17
Decrease in property tax expense associated with the decrease in the property tax assessment for Bowline	7
$24
Depreciation and Amortization
Depreciation and amortization expense decreased by $5 million for the three months ended March 31, 2014, compared to the same period in 2013.

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$381	$192	98%
Capacity revenue (a)	89	54	65
Mark-to-market for economic hedging activities	(150)	(148)	(1)
Other revenues	7	—	100
Total operating revenues	327	98	234
Operating Costs and Expenses
Generation cost of sales (a)	172	73	136
Mark-to-market for economic hedging activities	5	(15)	133
Contract and emissions credit amortization	7	4
Other cost of operations	65	76	(14)
Total cost of operations	249	138	80
Depreciation and amortization	19	19	—
Selling, general and administrative	15	16	(6)
Total operating costs and expenses	283	173	64
Operating Income/(Loss)	44	(75)	159
Other Expense
Interest expense	(1)	(1)	—
Total other expense	(1)	(1)	—
Income/(Loss) Before Income Taxes	43	(76)	157
Income taxes	—	—	—
Net Income/(Loss)	$43	$(76)	157
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.94	$3.34	48%
MWh sold (in thousands)	3,600	1,905	89
MWh generated (in thousands)	3,600	1,905	89
(a)    Includes realized gains and losses from financially settled transactions.

Generation Gross Margin

	Three months ended March 31,
(In millions)	2014	2013
Energy revenue	$381	$192
Capacity revenue	89	54
Other revenues	7	—
Generation revenue	477	246
Generation cost of sales	172	73
Generation gross margin	$305	$173
Generation gross margin increased by $132 million for the three months ended March 31, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 89% increase in generation due to weather conditions in the East and an increase in average realized prices	$93
Higher gross margin due primarily to a 49% increase in capacity prices	34
Other	5
$132
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(68)	$(88)
Net unrealized losses on open positions related to economic hedges	(82)	(60)
Total mark-to-market losses in operating revenues	(150)	(148)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	5	14
Net unrealized (losses)/gains on open positions related to economic hedges	(10)	1
Total mark-to-market (losses)/gains in operating costs and expenses	$(5)	$15
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2014, the $150 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $5 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
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

Other Cost of Operations
Other cost of operations decreased by $11 million for the three months ended March 31, 2014, compared to the same period in 2013 due to lower operations and maintenance expense due to deferral of maintenance work, offset in part by increased variable costs, both resulting from increased run time.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2014, and December 31, 2013, the Registrants' liquidity was comprised of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$288	$566
Cash and cash equivalents (GenOn Mid-Atlantic)	337	64
Cash and cash equivalents (REMA) (a)	284	130
Total	909	760
Credit facility availability	226	151
Total liquidity	$1,135	$911
(a) At March 31, 2014, REMA did not satisfy the restricted payment tests and therefore, could not use such funds to distribute cash and make other restricted payments.
For the three months ended March 31, 2014, total liquidity increased $224 million.
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
Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the Gen-On Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic satisfied the restricted payment tests and REMA did not satisfy the restricted payments tests.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
The GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At March 31, 2014, GenOn met the consolidated debt ratio component of the restricted payments test.
GenOn Mid-Atlantic Distributions (GenOn Americas Generation and GenOn Mid-Atlantic)
On May 6, 2014, GenOn Mid-Atlantic made a distribution of $250 million to its parent, NRG North America LLC, who in turn made a distribution of $250 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution to GenOn in the same amount, through its parent companies NRG Americas, Inc. and GenOn Energy Holdings, Inc.
Credit Ratings
On January 24, 2014, Moody's placed GenOn's rating under review for downgrade. On April 14, 2014 the GenOn Americas Generation Senior unsecured notes 2021 and 2031 were downgraded by Moody's to Caa1 and the GenOn Senior unsecured notes, due 2014, 2017, 2018, and 2020 were downgraded to B3. The outlook for both the GenOn Americas Generation Senior unsecured notes and the GenOn Senior unsecured notes was moved to Stable.

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
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations, (ii) capital expenditures, including maintenance and environmental and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through March 31, 2014, see Note 8, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2013 Form 10-K. There have been no material changes in the Registrants' risk factors since those reported in its 2013 Form 10-K.
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

Date: May 6, 2014

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

Date: May 6, 2014

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

Date: May 6, 2014