Form 10-Q
period 2014-06-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2014-08-07
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2014

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

•	The effectiveness of the Registrants’ risk management policies and procedures, and the ability of the Registrants’ counterparties to satisfy their financial commitments;

•	The collateral demands of counterparties and other factors affecting the Registrants' liquidity position and financial condition;

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

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate NRG's generation units for all of its costs;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2013 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2013
Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
Clean Water Act	Federal Water Pollution Control Act
CO2	Carbon dioxide
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
LIBOR	London Inter-Bank Offered Rate
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPDES	National pollutant discharge elimination system
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)

NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly-owned subsidiary of NRG
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$561	$716	$1,587	$1,140
Operating revenues — affiliate	(3)	9	21	15
Total operating revenues	558	725	1,608	1,155
Operating Costs and Expenses
Cost of operations	381	285	1,003	635
Cost of operations — affiliate	36	170	291	310
Depreciation and amortization	58	71	120	137
Selling, general and administrative	23	21	41	54
Selling, general and administrative — affiliate	33	19	66	36
Acquisition-related transaction and integration costs	1	22	2	41
Total operating costs and expenses	532	588	1,523	1,213
Loss on sale of assets	—	—	(6)	—
Operating Income/(Loss)	26	137	79	(58)
Other Expense
Other income, net	1	—	2	2
Interest expense	(47)	(53)	(94)	(97)
Interest expense - affiliate	(4)	(3)	(7)	(6)
Loss on debt extinguishment	—	(11)	—	(11)
Total other expense	(50)	(67)	(99)	(112)
(Loss)/Income Before Income Taxes	(24)	70	(20)	(170)
Income tax expense/(benefit)	1	(6)	2	(6)
Net (Loss)/Income	$(25)	$76	$(22)	$(164)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Net (Loss)/Income	$(25)	$76	$(22)	$(164)
Other comprehensive income net of reclassifications, net of tax of $0:
Unrealized gain on derivatives	—	16	—	17
Defined benefit plans	8	29	8	30
Other comprehensive income	8	45	8	47
Comprehensive (Loss)/Income	$(17)	$121	$(14)	$(117)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$708	$760
Funds deposited by counterparties	—	56
Accounts receivable — trade	121	178
Inventory	409	443
Derivative instruments	586	464
Derivative instruments — affiliate	8	5
Cash collateral paid in support of energy risk management activities	223	62
Prepayments and other current assets	202	194
Total current assets	2,257	2,162
Property, plant and equipment, net of accumulated depreciation of $365 and $248	3,121	3,176
Other Assets
Intangible assets, net of accumulated amortization of $54 and $34	68	65
Derivative instruments	170	181
Derivative instruments — affiliate	2	1
Other non-current assets	208	149
Total other assets	448	396
Total Assets	$5,826	$5,734
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$7	$5
Accounts payable	146	187
Accounts payable — affiliate	5	72
Derivative instruments	532	160
Derivative instruments — affiliate	15	3
Cash collateral received in support of energy risk management activities	—	56
Accrued expenses and other current liabilities	219	266
Total current liabilities	924	749
Other Liabilities
Long-term debt and capital leases	3,135	3,128
Derivative instruments	75	18
Derivative instruments — affiliate	1	—
Out-of-market contracts	1,008	1,045
Other non-current liabilities	382	481
Total non-current liabilities	4,601	4,672
Total Liabilities	5,525	5,421
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	325	325
Accumulated deficit	(134)	(114)
Accumulated other comprehensive income	110	102
Total Stockholder's Equity	301	313
Total Liabilities and Stockholder's Equity	$5,826	$5,734
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net loss	$(22)	$(164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120	137
Amortization of financing costs and debt discount/premiums	(29)	(43)
Amortization of out-of-market contracts and emission allowances	(17)	(36)
Amortization of unearned equity compensation	—	7
Adjustment to loss on debt extinguishment	—	(28)
Loss on sale of asset	6	1
Changes in derivative instruments	327	159
Changes in collateral deposits supporting energy risk management activities	(161)	99
Changes in other working capital	(234)	(22)
Net Cash Provided by Operating Activities	(10)	110
Cash Flows from Investing Activities
Capital expenditures	(97)	(190)
Decrease in restricted cash, net	—	(16)
Purchase of emission allowances, net of proceeds	—	(14)
Proceeds from sale of assets, net of cash disposed of	50	1
Other	5	—
Net Cash Used by Investing Activities	(42)	(219)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	110
Payments for short and long-term debt	—	(578)
Net Cash Used by Financing Activities	—	(468)
Net Decrease in Cash and Cash Equivalents	(52)	(577)
Cash and Cash Equivalents at Beginning of Period	760	825
Cash and Cash Equivalents at End of Period	$708	$248

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$499	$666	$1,456	$1,065
Operating revenues — affiliate	27	(28)	135	105
Total operating revenues	526	638	1,591	1,170
Operating Costs and Expenses
Cost of operations	184	160	555	379
Cost of operations — affiliate	284	376	846	704
Depreciation and amortization	27	26	49	53
Selling, general and administrative	3	1	5	2
Selling, general and administrative — affiliate	24	22	42	42
Total operating costs and expenses	522	585	1,497	1,180
Loss on sale of assets	—	—	(6)	—
Operating Income/(Loss)	4	53	88	(10)
Other Expense
Interest expense	(16)	(17)	(33)	(33)
Interest expense — affiliate	(2)	(1)	(4)	(3)
Total other expense	(18)	(18)	(37)	(36)
(Loss)/Income Before Income Taxes	(14)	35	51	(46)
Income tax	—	—	—	—
Net (Loss)/Income	$(14)	$35	$51	$(46)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$34	$63
Accounts receivable — trade	103	151
Note receivable — affiliate	189	299
Inventory	229	270
Derivative instruments	586	462
Derivative instruments — affiliate	409	84
Cash collateral paid in support of energy risk management activities	212	50
Prepayments and other current assets	150	105
Total current assets	1,912	1,484
Property, plant and equipment, net of accumulated depreciation of $141 and $96	1,107	1,194
Other Assets
Intangible assets, net of accumulated amortization of $53 and $34	68	64
Derivative instruments	170	181
Derivative instruments — affiliate	62	8
Other non-current assets	103	32
Total other assets	403	285
Total Assets	$3,422	$2,963
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	52	90
Accounts payable — affiliate	120	86
Derivative instruments	532	160
Derivative instruments — affiliate	358	107
Cash collateral received in support of energy risk management activities	—	56
Accrued expenses and other current liabilities	99	93
Total current liabilities	1,166	597
Other Liabilities
Long-term debt and capital leases	935	943
Derivative instruments	75	18
Derivative instruments — affiliate	59	23
Out-of-market contracts	561	575
Other non-current liabilities	103	116
Total non-current liabilities	1,733	1,675
Total Liabilities	2,899	2,272
Commitments and Contingencies
Member’s Equity
Member’s interest	523	691
Total Member’s Equity	523	691
Total Liabilities and Member’s Equity	$3,422	$2,963
See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$51	$(46)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	49	53
Amortization of debt premiums	(4)	(4)
Amortization of out-of-market contracts and emission allowances	(3)	(12)
Loss on disposals and sales of assets	6	4
Changes in derivative instruments	224	122
Changes in collateral deposits supporting energy risk management activities	(218)	48
Changes in other working capital	43	(51)
Net Cash Provided by Operating Activities	148	114
Cash Flows from Investing Activities
Capital expenditures	(17)	(35)
Decrease in note receivable — affiliate	110	(103)
Purchase of emission allowances, net of proceeds	—	(14)
Proceeds from sale of assets, net of cash disposed of	50	—
Net Cash Provided/(Used) by Investing Activities	143	(152)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(2)
Capital contributions	—	37
Distributions to member	(320)	(70)
Net Cash Used by Financing Activities	(320)	(35)
Net Decrease in Cash and Cash Equivalents	(29)	(73)
Cash and Cash Equivalents at Beginning of Period	63	148
Cash and Cash Equivalents at End of Period	$34	$75

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$(5)	$46	$(156)	$6
Operating revenues — affiliate	201	197	679	335
Total operating revenues	196	243	523	341
Operating Costs and Expenses
Cost of operations	160	57	394	108
Cost of operations — affiliate	(14)	90	1	177
Depreciation and amortization	24	19	43	38
Selling, general and administrative — affiliate	20	17	35	33
Total operating costs and expenses	190	183	473	356
Operating Income/(Loss)	6	60	50	(15)
Other Expense
Interest expense	(1)	—	(1)	—
Interest expense — affiliate	(1)	(1)	(2)	(2)
Total other expense	(2)	(1)	(3)	(2)
Income/(Loss) Before Income Taxes	4	59	47	(17)
Income tax	—	—	—	—
Net Income/(Loss)	$4	$59	$47	$(17)

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$35	$64
Accounts receivable — trade	2	4
Accounts receivable — affiliate	3	35
Inventory	129	158
Derivative instruments	165	298
Derivative instruments — affiliate	74	53
Prepayments and other current assets	71	81
Total current assets	479	693
Property, plant and equipment, net of accumulated depreciation of $119 and $77	950	987
Other Assets
Intangible assets, net of accumulated amortization of $1 and $0	10	11
Derivative instruments	30	60
Derivative instruments — affiliate	83	96
Other non-current assets	95	25
Total other assets	218	192
Total Assets	$1,647	$1,872
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	15	16
Derivative instruments	22	—
Derivative instruments — affiliate	108	64
Accrued expenses and other current liabilities	55	49
Total current liabilities	205	134
Other Liabilities
Long-term debt and capital leases	2	5
Derivative instruments — affiliate	16	9
Out-of-market contracts	560	575
Other non-current liabilities	58	71
Total non-current liabilities	636	660
Total Liabilities	841	794
Commitments and Contingencies
Member’s Equity
Member’s interest	806	1,078
Total Member’s Equity	806	1,078
Total Liabilities and Member’s Equity	$1,647	$1,872

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$47	$(17)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	43	38
Amortization of out-of-market contracts and emission allowances	(6)	(12)
Loss on disposals and sales of assets	—	4
Changes in derivative instruments	228	121
Changes in collateral deposits supporting energy risk management activities	—	18
Changes in other working capital	(12)	(112)
Net Cash Provided by Operating Activities	300	40
Cash Flows from Investing Activities
Capital expenditures	(9)	(30)
Net Cash Used by Investing Activities	(9)	(30)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(2)
Issuance of notes payable - affiliate	—	2
Distributions to member	(320)	(70)
Net Cash Used by Financing Activities	(320)	(70)
Net Decrease in Cash and Cash Equivalents	(29)	(60)
Cash and Cash Equivalents at Beginning of Period	64	135
Cash and Cash Equivalents at End of Period	$35	$75

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly-owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 19,583 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,596 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 19,583 MW of net electric generating capacity of GenOn.
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
On December 14, 2012, NRG completed the acquisition of GenOn, referred to herein as the NRG Merger.
This is a combined quarterly report of the Registrants for the quarter ended June 30, 2014. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the 2013 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of June 30, 2014, the results of operations, comprehensive income/(loss) and cash flows for the three months and six months ended June 30, 2014 and 2013.
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
ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU No. 2013-11, which were adopted on January 1, 2014, require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss, or NOL, a similar tax loss or tax credit carryforward rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. The adoption of this standard did not impact the Registrants' results of operations or cash flows.
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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$3,132	$3,015	$3,120	$3,058
The fair value of long and short-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy.
GenOn Americas Generation

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$933	$874	$938	$883
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$108	$646	$12	$766
Derivative liabilities:
Commodity contracts	$19	$548	$56	$623
Other assets (b)	$21	$—	$—	$21
(a) There were no transfers during the three and six months ended June 30, 2014 between Levels 1 and 2.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$141	$507	$3	$651
Derivative liabilities:
Commodity contracts	$25	$149	$7	$181
Other assets (b)	$37	$—	$—	$37
(a) There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.
The following tables reconcile, for the three and six months ended June 30, 2014 and 2013, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(2)	$(6)	$(4)	$17
Total (losses)/gains included in earnings — realized/unrealized	(2)	4	2	1
Purchases	(41)	6	(41)	2
Settlements	—	(1)	—	(17)
Transfers into Level 3 (b)	1	—	(1)	—
Ending balance	$(44)	$3	$(44)	$3
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$(1)	$14	$(1)	$1
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

GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$117	$1,088	$22	$1,227
Derivative liabilities:
Commodity contracts	$51	$910	$63	$1,024
(a) There were no transfers during the three and six months ended June 30, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$153	$575	$7	$735
Derivative liabilities:
Commodity contracts	$74	$226	$8	$308
(a) There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.
The following tables reconcile, for the three and six months ended June 30, 2014 and 2013, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$—	$(6)	$(1)	$17
Total (losses)/gains included in earnings — realized/unrealized	(2)	3	—	(16)
Purchases	(40)	6	(40)	2
Transfers into Level 3 (b)	1	—	—
Ending balance	$(41)	$3	$(41)	$3
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$(1)	$14	$(1)	$1
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

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$74	$276	$2	$352
Derivative liabilities:
Commodity contracts	$9	$94	$43	$146
(a) There were no transfers during the three and six months ended June 30, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$87	$420	$—	$507
Derivative liabilities:
Commodity contracts	$13	$60	$—	$73
(a) There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.
The following tables reconcile, for the three and six months ended June 30, 2014 and 2013, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$—	$(6)	$—	$7
Total (losses)/gains included in earnings — realized/unrealized	(1)	2	(1)	(7)
Purchases	(40)	6	(40)	2
Ending balance	$(41)	$2	$(41)	$2
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$(1)	$8	$(1)	$1
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2014, contracts valued with prices provided by models and other valuation techniques make up 2% of GenOn's derivative assets and 9% of GenOn's derivative liabilities, 2% of GenOn Americas Generation’s derivative assets and 6% of GenOn Americas Generation's derivative liabilities and 1% of GenOn Mid-Atlantic’s derivative assets and 29% of GenOn Mid-Atlantic's derivative liabilities.

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. The Registrants' credit reserves were as follows:

	As of June 30, 2014	As of December 31, 2013
	(In millions)
GenOn	$1	$1
GenOn Americas Generation	1	1
GenOn Mid-Atlantic	1	3
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
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2013 Form 10-K. As of June 30, 2014, GenOn's counterparty credit exposure was $338 million and GenOn held collateral (cash and letters of credit) against those positions of $1 million, resulting in a net exposure of $338 million. Approximately 86% of GenOn's exposure before collateral is expected to roll off by the end of 2015. As of June 30, 2014, GenOn Americas Generation’s counterparty credit exposure was $338 million and GenOn Americas Generation held collateral (cash and letters of credit) against those positions of $1 million, resulting in a net exposure of $338 million. Approximately 86% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2015. As of June 30, 2014, GenOn Mid-Atlantic’s counterparty credit exposure was $174 million and GenOn Mid-Atlantic held no collateral (cash and letters or credit) against those positions, resulting in a net exposure of $174 million. Approximately 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	53%
Utilities, energy merchants, marketers and other	20
ISOs	24
Coal	3
Total as of June 30, 2014	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2
Total as of June 30, 2014	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $280 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	53%
Utilities, energy merchants, marketers and other	20
ISOs	24
Coal	3
Total as of June 30, 2014	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-rated	2
Total as of June 30, 2014	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $280 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $163 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Note 4 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2013 Form 10-K.
Energy-Related Commodities (GenOn)
As of June 30, 2014, GenOn had energy-related derivative financial instruments extending through 2017.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2014 and December 31, 2013. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of June 30, 2014	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013
Commodity	Units	(In millions)
Coal	Short Ton	11	6	9	4	9	4
Natural Gas	MMBtu	(83)	(111)	(89)	(113)	(94)	(119)
Power	MWh	(36)	(26)	(18)	(14)	(17)	(14)
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$594	$469	$547	$163
Commodity contracts long-term	172	182	76	18
Total Derivatives Not Designated as Cash Flow Hedges	$766	$651	$623	$181
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$995	$546	$890	$267
Commodity contracts long-term	232	189	134	41
Total Derivatives Not Designated as Cash Flow Hedges	$1,227	$735	$1,024	$308

GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$239	$351	$130	$64
Commodity contracts long-term	113	156	16	9
Total Derivatives Not Designated as Cash Flow Hedges	$352	$507	$146	$73
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$756	$(557)	$—	$199
Derivative assets - affiliate	10	(10)	—	—
Derivative liabilities	(607)	557	40	(10)
Derivative liabilities - affiliate	(16)	10	—	(6)
Total derivative instruments	$143	$—	$40	$183
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$756	$(557)	$—	$199
Derivative assets - affiliate	471	(417)	—	54
Derivative liabilities	(607)	557	40	(10)
Derivative liabilities - affiliate	(417)	417	—	—
Total derivative instruments	$203	$—	$40	$243
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$195	$(20)	$—	$175
Derivative assets - affiliate	157	(124)	—	33
Derivative liabilities	(22)	20	—	(2)
Derivative liabilities - affiliate	(124)	124	—	—
Total derivative instruments	$206	$—	$—	$206

GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$645	$(154)	$(56)	$435
Derivative assets - affiliate	6	(3)	—	3
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities - affiliate	(3)	3	—	—
Total derivative instruments	$470	$—	$(56)	$414
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$643	$(154)	$(56)	$433
Derivative assets - affiliate	92	(92)	—	—
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities - affiliate	(130)	92	—	(38)
Total derivative instruments	$427	$—	$(56)	$371
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$358	$—	$—	$358
Derivative assets - affiliate	149	(73)	—	76
Derivative liabilities	—	—	—	—
Derivative liabilities - affiliate	(73)	73	—	—
Total derivative instruments	$434	$—	$—	$434
Accumulated Other Comprehensive Income (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Accumulated OCI balance, beginning of period	$—	$2	$—	$1
Recognized in OCI on interest rate derivatives	—	17	—	19
Reclassified from accumulated OCI into earnings(a)(b)	—	(1)	—	(2)
Accumulated OCI balance, end of period	$—	$18	$—	$18

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

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
GenOn

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(91)	$(99)	$(151)	$(197)
Net unrealized gains/(losses) on open positions related to economic hedges	2	161	(169)	38
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(89)	62	(320)	(159)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	—	1	(1)	(2)
Net unrealized gains on open positions related to trading activity	—	—	—	2
Total unrealized mark-to-market gains/(losses) for trading activity	—	1	(1)	—
Total unrealized (losses)/gains	$(89)	$63	$(321)	$(159)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Revenue from operations — energy commodities	$(119)	$45	$(344)	$(190)
Cost of operations	30	18	23	31
Total impact to statements of operations	$(89)	$63	$(321)	$(159)

 GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(79)	$(75)	$(136)	$(149)
Net unrealized gains/(losses) on open positions related to economic hedges	8	86	(85)	26
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(71)	11	(221)	(123)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	—	1	(1)	(2)
Net unrealized gains on open positions related to trading activity	—	—	—	2
Total unrealized mark-to-market gains/(losses) for trading activity	—	1	(1)	—
Total unrealized (losses)/gains	$(71)	$12	$(222)	$(123)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Revenue from operations — energy commodities	$(94)	$(2)	$(239)	$(153)
Cost of operations	23	14	17	30
Total impact to statements of operations	$(71)	$12	$(222)	$(123)
GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(77)	$(76)	$(140)	$(150)
Net unrealized gains/(losses) on open positions related to economic hedges	7	86	(85)	28
Total unrealized (losses)/gains	$(70)	$10	$(225)	$(122)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Revenue from operations — energy commodities	$(93)	$(4)	$(243)	$(152)
Cost of operations	23	14	18	30
Total impact to statements of operations	$(70)	$10	$(225)	$(122)
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of June 30, 2014 was $18 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2014, was $2 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $3 million for GenOn and GenOn Americas Generation as of June 30, 2014. As of June 30, 2014, GenOn Mid-Atlantic is party to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $2 million for GenOn Mid-Atlantic.
See Note 3, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 5 —  Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2014	2013	2014	2013
(Loss)/income before income taxes	$(24)	$70	$(20)	$(170)
Income tax expense/(benefit)	1	(6)	2	(6)
Effective tax rate	(4.2)%	(8.6)%	(10.0)%	3.5%
GenOn
For the three and six months ended June 30, 2014, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance and the impact of state income taxes. For the three and six months ended June 30, 2013, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance. Through June 30, 2014, GenOn recorded income tax expense relating to state income tax payments.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and six months ended June 30, 2014 and 2013 were $0 as the income tax expense relates to state income tax payments attributable to its parent, GenOn. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and six months ended June 30, 2014 and 2013 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three and six months ended June 30, 2014 and 2013 as the income tax expense relates to state income tax payments attributable to its parent, GenOn. The pro forma income tax provision attributable to income before taxes is a tax expense of $2 million and tax expense of $23 million during the three months ended June 30, 2014 and 2013, respectively. The pro forma income tax provision attributable to income before taxes is a tax expense of $17 million during the six months ended June 30, 2014. The pro forma income tax provision attributable to losses before taxes is a tax benefit of $4 million during the six months ended June 30, 2013. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $125 million and $141 million as of June 30, 2014 and December 31, 2013, respectively.
Note 6 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and six months ended June 30, 2014, GenOn recorded costs related to these services of $33 million and $66 million, respectively, as selling, general and administrative — affiliate. For the three and six months ended June 30, 2013, GenOn recorded costs related to these services of $19 million and $36 million, respectively, as selling, general and administrative — affiliate.
Under the Service Agreement, NRG also provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable.

The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	$(1)	$1	$1	$5
Selling, general and administrative — affiliate	24	22	42	42
Total	$23	$23	$43	$47
GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	$(1)	$—	$—	$3
Selling, general and administrative — affiliate	20	17	35	33
Total	$19	$17	$35	$36
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At June 30, 2014 and December 31, 2013, $281 million and $349 million of letters of credit were issued and outstanding under the NRG credit agreement, of which $217 million and $258 million were issued on behalf of GenOn Americas Generation. At June 30, 2014 and December 31, 2013, no loans were outstanding under this credit agreement.  In connection with the executio0n of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly-owned subsidiary of GenOn. At June 30, 2014 and December 31, 2013, GenOn Americas Generation had a net current note receivable from GenOn Energy Holdings of $189 million and $299 million, respectively, related to its intercompany cash management program. For the six months ended June 30, 2014 and 2013, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.
GenOn Mid-Atlantic Distribution (GenOn Americas Generation and GenOn Mid-Atlantic)
In May 2014, GenOn Mid-Atlantic made a distribution of $320 million to its parent, NRG North America LLC, who in turn made a distribution of $320 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution to GenOn in the same amount, through its parent companies NRG Americas, Inc. and GenOn Energy Holdings, Inc.

Note 7 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 18, Commitments and Contingencies, to the Registrants' 2013 Form 10-K.
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
Actions Pursued by MC Asset Recovery (GenOn)
With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the Court of Appeals reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in Mirant's bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.
Pending Natural Gas Litigation (GenOn)
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Court of Appeals reversed the decision of the District Court. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeal's decision. On July 1, 2014, the U.S. Supreme Court granted the petition for a writ of certiorari.
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

Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted GenOn’s motion to dismiss, which Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Court of Appeals reversed the decision of the District Court. On September 3, 2013, GenOn filed a petition for rehearing with the Court of Appeals which was subsequently denied. In February 2014, NRG filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Court of Appeals decision. On June 2, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari. The case is proceeding in the U.S. District Court for the Western District of Pennsylvania.
Cheswick Monarch Mine NOV (GenOn)
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. GenOn uses the Monarch mine for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it will seek a civil penalty of approximately $200,000. GenOn contests the allegations in the NOV and has not agreed to such penalty. GenOn is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic
On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland environmental laws related to water. The lawsuit is ongoing and seeks injunctive relief and civil penalties in excess of $100,000.
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

Note 8 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 19, Regulatory Matters, to the Registrants' 2013 Form 10-K.
The Registrants operate in a highly regulated industry and are subject to regulation by various federal and state agencies. As such, the Registrants are affected by regulatory developments at both the federal and state levels and in the regions in which they operate. In addition, the Registrants are subject to the market rules, procedures, and protocols of the various ISO and RTO markets in which they participate. These power markets are subject to ongoing legislative and regulatory changes that may impact the Registrants wholesale business.
In addition to the regulatory proceedings noted below, the Registrants are parties to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.
National
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allow demand response resources to participate in the FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related solely to energy market participation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. FERC has asked the U.S. Court of Appeals for the District of Columbia Circuit to rehear en banc the decision. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Registrants at this time.

Note 9 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 20, Environmental Matters, to the Registrants' 2013 Form 10-K.
The Registrants are subject to a wide range of environmental laws in the development, ownership, construction and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations.
The EPA released CSAPR in 2011, which was scheduled to replace CAIR in January 2012. In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR and then issued an opinion in August 2012 vacating CSAPR and keeping CAIR in place until the EPA can replace it. On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's opinion. The Registrants expect further proceedings in the Court of Appeals over the next few months. While the Registrants are unable to predict the final outcome of the ongoing litigation, the Registrants believe their investment in pollution controls and cleaner technologies coupled with planned plant retirements should leave the fleet well positioned for compliance.
In January 2014, EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. On June 18, 2014, the EPA proposed a rule that would require states to develop CO2 emission standards that would apply to existing fossil-fueled generating facilities. Specifically, the EPA proposed state-specific rate-based standards for CO2 emissions, as well as guidelines for states to follow in developing plans to achieve the state-specific standards. The EPA anticipates finalizing this rule in June 2015.
Water
In May 2014, the EPA released a prepublication version of the final regulation regarding once through cooling from existing facilities to address impingement and entrainment concerns. The Registrants anticipate that more stringent requirements will be incorporated into some of their water discharge permits over the next several years.
East Region
The MDE has announced that it intends to promulgate more stringent regulations regarding SO2 and NOx emissions, which could negatively affect certain of the Registrants' coal facilities located in Maryland.
Environmental Capital Expenditures
Based on current rules, technology and preliminary plans based on some proposed rules, GenOn estimates that environmental capital expenditures from 2014 through 2018 required to comply with regulatory environmental laws will be approximately $123 million for GenOn, which includes $13 million for GenOn Americas Generation, which was adjusted for the sale of Kendall on January 31, 2014. The amount for GenOn Americas Generation includes $8 million for GenOn Mid-Atlantic.

Item 2 — MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2014 and 2013. Also, refer to the Registrants' 2013 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following tables summarize the Registrants' generation portfolio as of June 30, 2014, by operating segment which includes forty-one, fossil fuel plants owned or leased by GenOn, of which seven are owned or leased by GenOn Americas Generation, and three are owned or leased by GenOn Mid-Atlantic. On January 31, 2014, GenOn, through a subsidiary of GenOn Americas Generation, completed the sale of Kendall, a 256 MW natural gas and oil facility in Cambridge, MA. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units:
The following table summarizes GenOn's generation portfolio as of June 30, 2014.

	(In MW)
Generation Type	South Central	East (a)(b)(c)(d)(e)	West	Total
Natural gas	1,198	6,151	4,435	11,784
Coal	—	5,740	—	5,740
Oil	—	2,059	—	2,059
Total generation capacity	1,198	13,950	4,435	19,583
(a) GenOn notified PJM that it no longer intends to deactivate Portland Units 1 and 2 (401 MW), but instead mothballed those units effective June 1, 2014, with an expected return to service no later than June 1, 2016 using ultra-low sulfur diesel.
(b) GenOn notified PJM that it no longer intends to place the coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup. Instead those Units will be mothballed beginning on April 16, 2015, with an expected return to service no later than June 1, 2016 using natural gas.
(c) GenOn notified PJM that it no longer intends to deactivate Chalk Point Units 1 and 2 (667 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(d) GenOn notified PJM that it no longer intends to deactivate Dickerson Units 1, 2 and 3 (537 MW) on May 31, 2017, but instead has changed that deactivation date May 31, 2018.
(e) GenOn intends to continue operations at Avon Lake Units 7 and 9 and New Castle Units 3, 4, and 5, which are currently operating coal units that had been scheduled for deactivation in April 2015. GenOn intends to add natural gas capabilities at these units by summer of 2016.
The following table summarizes GenOn Americas Generation's generation portfolio as of June 30, 2014.

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

The following table summarizes GenOn Mid-Atlantic's generation portfolio as of June 30, 2014.

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
Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, ownership, construction and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental laws involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital. See Note 7, Commitments and Contingencies, and Note 9, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
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
National
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allow demand response resources to participate in the FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related solely to energy market participation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. FERC has asked the U.S. Court of Appeals for the District of Columbia Circuit to rehear en banc the decision. The outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Registrants at this time.

East Region
PJM
New Jersey and Maryland’s Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective States.  The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013 decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013 decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted.  On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. The appeal of the New Jersey decision is still pending before the U.S. Court of Appeals for the Third Circuit. These decisions may affect future capacity prices in PJM.
Capacity Replacement — On March 10, 2014, PJM filed at FERC to limit speculation in the annual capacity auction. Specifically, PJM proposed tariff changes that will restore incentives to submit offers for only capacity resources that are reasonably expected to be provided as a physical resource by the start of the delivery year. These changes include the addition of a replacement capacity adjustment charge that is intended to remove the incentive to profit from replacing capacity commitments, an increase in deficiency penalties for non-performance, and a reduction in the number of Incremental Auctions from three to one. On May 9, 2014, FERC rejected PJM’s proposed changes to address replacement capacity and incremental auction design, but established a Section 206 proceeding and technical conference to find a just-and-reasonable outcome. The date for this hearing has not yet been set. The Section 206 proceeding and technical conference could have a material impact on future PJM capacity prices.
Capacity Import Limits — On April 22, 2014, FERC approved PJM’s proposal to add a limit on the amount of capacity from external resources that PJM can reliably import into the PJM market. The capacity import limit will be in effect for the 2017/18 Base Residual Auction, may decrease the amount of capacity imports allowed into PJM as compared to recent auctions, and could have a material impact on future PJM capacity prices. The matter is pending rehearing at FERC.
Demand Response Operability — On May 9, 2014, FERC largely accepted PJM’s proposed changes on Demand Response Operability in an attempt to enhance the operational flexibility of demand response resources during the operating day. The approval of these changes will likely limit the amount of demand response resources eligible to participate in the PJM capacity market. The matter is pending rehearing at FERC.
New England (GenOn and GenOn Americas Generation)
Performance Incentive Proposal — On January 17, 2014, ISO-NE filed at FERC to fundamentally revamp its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity.  The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive, or PI, mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge.  The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions and could be larger than the base payment.
NEPOOL, the ISO-NE stakeholder group, filed an alternative proposal to ISO-NE’s PI proposal at FERC, under which the market rules would be revised to maintain the FCM capacity product as a tool to ensure resource adequacy and would place real-time performance incentive-related improvements directly into the energy and reserve markets.  The Registrants supported the NEPOOL alternative.
On May 30, 2014, FERC rejected both proposals, but found that most of the provisions in the ISO-NE proposal, with modifications, together with an increase to the reserve constraint penalty factors from the NEPOOL proposal, provided a just and reasonable structure. FERC adopted these aspects of the ISO-NE and NEPOOL proposals. FERC instituted a proceeding for further hearings and required ISO-NE to make a compliance filing to modify its proposal and adopt the increases to the reserve constraint penalty factors in NEPOOL’s proposal.  The matter is pending rehearing at FERC.
Sloped Demand Curve Filing — On May 30, 2014, FERC accepted the proposed tariff revisions discussed in the April 1, 2014, ISO-NE filing at FERC regarding the establishment of a sloped demand curve for use in the ISO-NE Forward Capacity Market. The accepted tariff changes include extending the period during which a market participant can lock-in the capacity price for a new resource from five to seven years, establishing a limited exemption for the buyer-side market mitigation rules for a set amount of renewable resources, and eliminating the administrative pricing rules. The shift away from the current vertical demand curve and accompanying proposed changes could have a material impact on the capacity prices in future auctions. The matter is still subject to rehearing at FERC.

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
Demand Curve Reset and the Lower Hudson Valley Zone — On May 27, 2014, FERC denied rehearing and phase-in requests regarding its August 13, 2013 order on the creation of the Lower Hudson Valley Capacity Zone. The NYISO had previously approved the creation of a new Lower Hudson Valley Capacity Zone in New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 periods. The State of New York, NYSPSC and Central Hudson Gas & Electric Corp. have challenged the FERC order before the U.S. Court of Appeals for the Second Circuit.
Gulf Coast Region
MISO (GenOn)
On July 5, 2013, AmerenEnergy Resources Generating Company, or Ameren, filed a complaint against MISO pertaining to the compensation for generators asked by MISO to provide service past their retirement date due to reliability concerns, or RMR Generators.  Ameren asked FERC to require MISO to provide such generators their full cost of service as compensation and not merely cover the generator's incremental costs of operation going-forward costs.  The Registrants supported the Complaint.  On July 22, 2014, FERC issued an Order denying the complaint in part and granting it in part.  FERC found that the Tariff was unjust and unreasonable because it did not allow RMR Generators to obtain compensation for their fixed costs, which are recovered as depreciation expense, return on rate base and associated taxes.
New and On-going Company Initiatives
Fuel Conversions
The Registrants will continue operations at the Avon Lake facility Units 7 and 9 and the New Castle facility Units 3, 4, and 5, which are currently operating coal units that had been scheduled for deactivation in April 2015. The Registrants intend to add natural gas capabilities at these units, which additions are expected to be completed by the summer of 2016. In late April 2014, the Registrants notified PJM that they no longer intend to place coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup, but instead will mothball those units beginning on April 16, 2015, and then return those units to service no later than June 1, 2016 using natural gas.
In late April 2014, the Registrants notified PJM that they no longer intend to deactivate Portland Units 1 and 2 (401 MW), but instead mothballed those units effective June 1, 2014, and will return those units to service no later than June 1, 2016 using ultra-low sulfur diesel.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$416	$424	(2)%	$1,410	$908	55%
Capacity revenue (a)	253	247	2	509	409	24
Mark-to-market for economic hedging activities	(119)	44	N/M	(343)	(190)	(81)
Other revenues (b)	8	10	(20)	32	28	14
Total operating revenues	558	725	(23)	1,608	1,155	39
Operating Costs and Expenses
Generation cost of sales (a)	259	274	(5)	937	559	68
Mark-to-market for economic hedging activities	(30)	(18)	(67)	(23)	(31)	26
Contract and emissions credit amortization	(9)	(18)	50	(6)	(19)	68
Other cost of operations	197	217	(9)	386	436	(11)
Total cost of operations	417	455	(8)	1,294	945	37
Depreciation and amortization	58	71	(18)	120	137	(12)
Selling, general and administrative	23	21	N/M	41	54	(24)
Selling, general and administrative - affiliate	33	19	N/M	66	36	83
Acquisition-related transaction and integration costs	1	22	(95)	2	41	(95)
Total operating costs and expenses	532	588	(10)	1,523	1,213	26
Loss on sale of assets	—	—		(6)	—
Operating Income/(Loss)	26	137	(81)	79	(58)	236
Other Income/(Expense)
Other income, net	1	—	N/M	2	2	—
Interest expense	(51)	(56)	(9)	(101)	(103)	(2)
Loss on debt extinguishment	—	(11)	N/M	—	(11)	N/M
Total other expense	(50)	(67)	(25)	(99)	(112)	(12)
(Loss)/Income Before Income Taxes	(24)	70	(134)	(20)	(170)	88
Income tax expense/(benefit)	1	(6)	N/M	2	(6)	133
Net (Loss)/Income	$(25)	$76	(133)	$(22)	$(164)	87
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.67	$4.09	14%	$4.80	$3.71	29%
MWh sold (in thousands)	6,933	6,828	2	17,970	14,579	23
MWh generated (in thousands)	7,433	7,425	—	19,073	15,592	22

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

Generation Gross Margin

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Energy revenue	$416	$424	$1,410	$908
Capacity revenue	253	247	509	409
Other revenues	8	10	32	28
Generation revenue	677	681	1,951	1,345
Generation cost of sales	259	274	937	559
Generation gross margin	$418	$407	$1,014	$786
Generation gross margin increased by $11 million for the three months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 12% increase in PJM hedged capacity prices as well as the creation of the Hudson Valley Load Zone	$38
Lower gross margin due to a 5% decrease in realized energy prices, partially offset by an 8% decrease in coal prices	(7)
Other	(20)
$11
Generation gross margin increased by $228 million for the six months ended June 30, 2014 compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 24% increase in PJM hedged capacity prices as well as the creation of the Hudson Valley Load Zone	$116
Higher gross margin due to a 25% increase in generation due to weather conditions in the East as well as fewer outage hours during 2014, partially offset by an increase in natural gas prices	99
Higher gross margin due to the addition of a capacity contract for Bowline, offset in part by the deactivation of Contra Costa	13
$228
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(96)	$(111)	$(162)	$(224)
Net unrealized (losses)/gains on open positions related to economic hedges	(23)	155	(181)	34
Total mark-to-market (losses)/gains in operating revenues	$(119)	$44	$(343)	$(190)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	5	12	11	27
Net unrealized gains on open positions related to economic hedges	25	6	12	4
Total mark-to-market gains in operating costs and expenses	$30	$18	$23	$31
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the three months ended June 30, 2014, the $119 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity contracts as a result of increases in forward power prices. The $30 million gain in operating costs and expenses from economic hedge positions was driven by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices and the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended June 30, 2013, the $44 million gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $18 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the six months ended June 30, 2014, the $343 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $23 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period and an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices.
For the six months ended June 30, 2013, the $190 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $31 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy. GenOn had no trading gains or losses for the three months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Trading gains/(losses)
Realized	$—	$2	$2	$2
Unrealized	—	1	(1)	—
Total trading gains	$—	$3	$1	$2

Other Cost of Operations
Other cost of operations decreased by $20 million for the three months ended June 30, 2014 compared to the same period in 2013 due to:

(In millions)
Lower operations and maintenance expense due to the deferral of maintenance work, offset in part by increased variable costs, both resulting from increased run time, and the major outage at Morgantown in 2013	$29
Other	(9)
$20
Other cost of operations decreased by $50 million for the six months ended June 30, 2014 compared to the same period in 2013 due to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014, offset in part by increased variable costs resulting from increased run time	$38
Decrease in property tax expense associated with the decrease in the property tax assessment for Bowline	7
Other	5
$50
Depreciation and Amortization
Depreciation and amortization expense decreased by $13 million and $17 million for the three and six months ended June 30, 2014 compared to the same periods in 2013.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$367	$419	(12)%	$1,305	$892	46%
Capacity revenue (a)	246	212	16	494	361	37
Mark-to-market for economic hedging activities	(94)	(3)	N/M	(238)	(153)	(56)
Other revenues (b)	7	10	(30)	30	70	(57)
Total operating revenues	526	638	(18)	1,591	1,170	36
Operating Costs and Expenses
Generation cost of sales (a)	401	441	(9)	1,237	892	39
Mark-to-market for economic hedging activities	(23)	(14)	(64)	(17)	(30)	43
Contract and emissions credit amortization	2	3	(33)	11	9	22
Other cost of operations	88	106	(17)	170	212	(20)
Total cost of operations	468	536	(13)	1,401	1,083	29
Depreciation and amortization	27	26	4	49	53	(8)
Selling, general and administrative	27	23	17	47	44	7
Total operating costs and expenses	522	585	(11)	1,497	1,180	27
Loss on sale of assets	—	—		(6)	—
Operating Income/(Loss)	4	53	(92)	88	(10)	N/M
Other Expense
Interest expense	(18)	(18)	—	(37)	(36)	3
Total other expense	(18)	(18)	—	(37)	(36)	3
Income/(Loss) Before Income Taxes	(14)	35	(140)	51	(46)	211
Income taxes	—	—	—	—	—	N/M
Net Income/(Loss)	$(14)	$35	(140)	$51	$(46)	211
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.67	$4.09	14%	$4.80	$3.71	29%
MWh sold (in thousands)	2,917	1,957	49	7,546	4,598	64
MWh generated (in thousands)	2,949	2,016	46	7,587	4,708	61
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses

Generation Gross Margin

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Energy revenue	$367	$419	$1,305	$892
Capacity revenue	246	212	494	361
Other revenues	7	10	30	70
Generation revenue	620	641	1,829	1,323
Generation cost of sales	401	441	1,237	892
Generation gross margin	$219	$200	$592	$431
Generation gross margin increased by $19 million for the three months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 62% increase in generation at GenOn Mid-Atlantic due to fewer outage hours in 2014	$72
Lower gross margin due to a 29% decrease in realized energy prices and partially offset by a 16% decrease in coal prices	(67)
Higher gross margin due to a 15% increase in PJM hedged capacity prices as well as the creation of the Hudson Valley Load Zone	16
Higher gross margin due to the addition of a new capacity contract for Bowline	1
Other	(3)
$19
Generation gross margin increased by $161 million for the six months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 76% increase in generation at GenOn Mid-Atlantic due to weather conditions in the East as well as fewer outage hours in 2014	$156
Lower gross margin due to a 10% decrease in realized energy prices at GenOn Mid-Atlantic, partially offset by a 6% decrease in coal prices	(62)
Higher gross margin due to a 30% increase in PJM hedged capacity prices as well as the creation of the Hudson Valley Load Zone	48
Higher gross margin due to the addition of a new capacity contract for Bowline offset in part by the deactivation of Contra Costa in 2013	9
Other	10
$161

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(83)	$(86)	$(144)	$(175)
Net unrealized (losses)/gains on open positions related to economic hedges	(11)	83	(94)	22
Total mark-to-market losses in operating revenues	(94)	(3)	(238)	(153)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	4	11	8	26
Net unrealized gains on open positions related to economic hedges	19	3	9	4
Total mark-to-market gains in operating costs and expenses	$23	$14	$17	$30
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended June 30, 2014, the $94 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity contracts as a result of increases in forward power prices. The $23 million gain in operating costs and expenses from economic hedge positions was driven by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices and the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended June 30, 2013, the $3 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period largely offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $14 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the six months ended June 30, 2014, the $238 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $17 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period and by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices.
For the six months ended June 30, 2013, the $153 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $30 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy. GenOn Americas Generation had no trading gains or losses for the three months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Trading gains/(losses)
Realized	$—	$2	$2	$2
Unrealized	—	1	(1)	—
Total trading gains	$—	$3	$1	$2
Other Cost of Operations
Other cost of operations decreased by $18 million for the three months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014	$21
Other	(3)
$18
Other cost of operations decreased by $42 million for the six months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014	$33
Decrease in property tax expense associated with the decrease in property tax assessment for Bowline	7
Other	2
$42

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$207	$180	15%	$588	$372	58%
Capacity revenue (a)	79	67	18	168	121	39
Mark-to-market for economic hedging activities	(93)	(4)	N/M	(243)	(152)	(60)
Other revenues	3	—	100	10	—	100
Total operating revenues	196	243	(19)	523	341	53
Operating Costs and Expenses
Generation cost of sales (a)	107	77	39	279	150	86
Mark-to-market for economic hedging activities	(23)	(14)	(64)	(18)	(30)	40
Contract and emissions credit amortization	2	4	(50)	9	9	—
Other cost of operations	60	80	(25)	125	156	(20)
Total cost of operations	146	147	(1)	395	285	39
Depreciation and amortization	24	19	26	$43	38	13
Selling, general and administrative	20	17	18	$35	33	6
Total operating costs and expenses	190	183	4	473	356	33
Operating Income/(Loss)	6	60	(90)	50	(15)	N/M
Other Expense
Interest expense	(2)	(1)	(100)	(3)	(2)	50
Total other expense	(2)	(1)	100	(3)	(2)	50
Income/(Loss) Before Income Taxes	4	59	(93)	47	(17)	N/M
Income taxes	—	—	—	—	—	N/M
Net Income/(Loss)	$4	$59	(93)	$47	$(17)	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.67	$4.09	14%	$4.80	$3.71	29%
MWh sold (in thousands)	2,734	1,690	62	6,335	3,596	76
MWh generated (in thousands)	2,734	1,690	62	6,335	3,596	76
(a)    Includes realized gains and losses from financially settled transactions.

Generation Gross Margin

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Energy revenue	$207	$180	$588	$372
Capacity revenue	79	67	168	121
Other revenues	3	—	10	—
Generation revenue	289	247	766	493
Generation cost of sales	107	77	279	150
Generation gross margin	$182	$170	$487	$343
Generation gross margin increased by $12 million for the three months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 62% increase in generation due to fewer outage hours in 2014	$72
Lower gross margin due to a 29% decrease in realized energy prices partially offset by a 16% decrease in coal prices	(67)
Higher gross margin due to a 15% increase in hedged capacity prices	12
Other	(5)
$12
Generation gross margin increased by $144 million for the six months ended June 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 76% increase in generation due to weather conditions in the East as well as fewer outage hours during 2014	$156
Lower gross margin due to a 10% decrease in realized energy prices partially offset by a 6% decrease in coal prices	(62)
Higher gross margin due to a 30% increase in hedged capacity prices	46
Other	4
$144
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(81)	$(87)	$(149)	$(176)
Net unrealized (losses)/gains on open positions related to economic hedges	(12)	83	(94)	24
Total mark-to-market losses in operating revenues	(93)	(4)	(243)	(152)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	4	11	9	26
Net unrealized gains on open positions related to economic hedges	19	3	9	4
Total mark-to-market gains in operating costs and expenses	$23	$14	$18	$30
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the three months ended June 30, 2014, the $93 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity contracts as a result of increases in forward power prices. The $23 million gain in operating costs and expenses from economic hedge positions was driven by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices and the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended June 30, 2013, the $4 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period largely offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $14 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the six months ended June 30, 2014, the $243 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity and natural gas contracts as a result of increases in forward power and natural gas prices. The $18 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period and by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices.
For the six months ended June 30, 2013, the $152 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $30 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
Other Cost of Operations
Other cost of operations decreased by $20 million for the three months ended June 30, 2014, compared to the same period in 2013 due to lower operations and maintenance expense due to deferral of maintenance work combined with less operating and maintenance expenses at Morgantown which experienced a major outage in 2013.

Other cost of operations decreased by $31 million for the six months ended June 30, 2014, compared to the same period in 2013 due to lower operations and maintenance expense due to deferral of maintenance work combined with less operating and maintenance expenses at Morgantown, which experienced a major outage in 2013, and deactivation costs for Potomac River in 2013.
Liquidity and Capital Resources
Liquidity Position
As of June 30, 2014 and December 31, 2013, the Registrants' liquidity was comprised of the following:

	June 30, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$318	$566
Cash and cash equivalents (GenOn Mid-Atlantic) (a)	35	64
Cash and cash equivalents (REMA) (a)	355	130
Total	708	760
Credit facility availability	219	151
Total liquidity	$927	$911
(a) At June 30, 2014, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
For the six months ended June 30, 2014, total liquidity increased $16 million.
Management believes that the Registrants' liquidity position and cash flows from operations will be adequate to finance operating, maintenance and capital expenditures, to fund debt service obligations and other liquidity commitments. Management continues to regularly monitor the Registrants' ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.

Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the Gen-On Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of June 30, 2014, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At June 30, 2014, GenOn met the consolidated debt ratio component of the restricted payments test.
GenOn Mid-Atlantic Distribution (GenOn Americas Generation and GenOn Mid-Atlantic)
In May 2014, GenOn Mid-Atlantic made a distribution of $320 million to its parent, NRG North America LLC, who in turn made a distribution of $320 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution to GenOn in the same amount, through its parent companies NRG Americas, Inc. and GenOn Energy Holdings, Inc.
Credit Ratings
On January 24, 2014, Moody's placed GenOn's rating under review for downgrade. On April 14, 2014, the GenOn Americas Generation Senior unsecured notes due 2021 and 2031 were downgraded by Moody's to Caa1 and the GenOn Senior unsecured notes due 2014, 2017, 2018, and 2020 were downgraded to B3. The outlook for both the GenOn Americas Generation Senior unsecured notes and the GenOn Senior unsecured notes was moved to stable.
Source of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand and cash flows from operations. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations, (ii) capital expenditures, including maintenance and environmental and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
Changes in Internal Control over Financial Reporting
The Registrants continue to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of business acquisitions.  The Registrants will continue to assess the effectiveness of internal control over financial reporting as integration activities continue.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through June 30, 2014, see Note 7, Commitments and Contingencies, to this Form 10-Q.
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
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
31.1A1	Rule 13a-14(a)/15d-14(a) certification of David Crane	Filed herewith
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3A1	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32.A1	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
31.1A2	Rule 13a-14(a)/15d-14(a) certification of David Crane	Filed herewith
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3A2	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32.A2	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
31.1A3	Rule 13a-14(a)/15d-14(a) certification of David Crane	Filed herewith
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3A3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32.A3	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC. (Registrant)

/s/ DAVID CRANE

David Crane Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD B. STARK

Ronald B. Stark Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

/s/ DAVID CRANE

David Crane Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD B. STARK

Ronald B. Stark Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

/s/ DAVID CRANE

David Crane Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD B. STARK

Ronald B. Stark Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2014