Form 10-Q
period 2014-09-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2014-11-05
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2014

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

•
The Registrants’ ability to borrow additional funds and access capital markets, as well as GenOn’s substantial indebtedness and the possibility that the Registrants may incur additional indebtedness going forward; and

•
Operating and financial restrictions placed on the Registrants and their subsidiaries that are contained in the indentures governing GenOn’s outstanding notes, and in debt and other agreements of certain of the Registrants’ subsidiaries and project affiliates generally.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2013 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2013
Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
ISO	Independent System Operator, also referred to as RTO
LIBOR	London Inter-Bank Offered Rate
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOV	Notice of violation
NOx	Nitrogen oxide
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission

NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
PJM market
The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia

Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur dioxide
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$713	$794	$2,300	$1,934
Operating revenues — affiliate	(4)	17	17	32
Total operating revenues	709	811	2,317	1,966
Operating Costs and Expenses
Cost of operations	385	445	1,388	1,317
Cost of operations — affiliate	67	66	358	139
Depreciation and amortization	52	70	172	207
Impairment loss	60	—	60	—
Selling, general and administrative	19	30	60	83
Selling, general and administrative — affiliate	33	37	99	74
Acquisition-related transaction and integration costs	1	13	3	54
Total operating costs and expenses	617	661	2,140	1,874
Loss on sale of assets	—	—	(6)	—
Operating Income	92	150	171	92
Other Expense
Other income, net	2	2	4	4
Interest expense	(46)	(48)	(140)	(145)
Interest expense - affiliate	(2)	(3)	(9)	(9)
Loss on debt extinguishment	—	—	—	(11)
Total other expense	(46)	(49)	(145)	(161)
Income/(Loss) Before Income Taxes	46	101	26	(69)
Income tax expense/(benefit)	—	—	2	(6)
Net Income/(Loss)	$46	$101	$24	$(63)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Net Income/(Loss)	$46	$101	$24	$(63)
Other comprehensive (loss)/income net of reclassifications, net of tax of $0:
Unrealized loss on derivatives	—	(18)	—	(1)
Defined benefit plans	(5)	—	3	30
Other comprehensive (loss)/income	(5)	(18)	3	29
Comprehensive Income/(Loss)	$41	$83	$27	$(34)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$968	$760
Funds deposited by counterparties	—	56
Accounts receivable — trade	105	178
Inventory	424	443
Derivative instruments	447	464
Derivative instruments — affiliate	4	5
Cash collateral paid in support of energy risk management activities	135	62
Current assets held-for-sale	17	17
Prepayments and other current assets	154	177
Total current assets	2,254	2,162
Property, plant and equipment, net of accumulated depreciation of $417 and $248	3,053	3,176
Other Assets
Intangible assets, net of accumulated amortization of $65 and $34	73	65
Derivative instruments	161	181
Derivative instruments — affiliate	2	1
Assets held-for-sale	18	—
Other non-current assets	179	149
Total other assets	433	396
Total Assets	$5,740	$5,734
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$8	$5
Accounts payable	125	187
Accounts payable — affiliate	19	72
Derivative instruments	405	160
Derivative instruments — affiliate	14	3
Cash collateral received in support of energy risk management activities	—	56
Accrued expenses and other current liabilities	295	266
Total current liabilities	866	749
Other Liabilities
Long-term debt and capital leases	3,117	3,128
Derivative instruments	48	18
Out-of-market contracts	988	1,045
Other non-current liabilities	380	481
Total non-current liabilities	4,533	4,672
Total Liabilities	5,399	5,421
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	325	325
Accumulated deficit	(90)	(114)
Accumulated other comprehensive income	106	102
Total Stockholder's Equity	341	313
Total Liabilities and Stockholder's Equity	$5,740	$5,734
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$24	$(63)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	172	207
Amortization of financing costs and debt discount/premiums	(43)	(57)
Amortization of out-of-market contracts and emission allowances	(17)	(33)
Amortization of unearned equity compensation	—	8
Adjustment to loss on debt extinguishment	—	(28)
Loss on sale of asset	6	—
Impairment loss	60	—
Changes in derivative instruments	323	200
Changes in collateral deposits supporting energy risk management activities	(73)	113
Changes in other working capital	(173)	136
Net Cash Provided by Operating Activities	279	483
Cash Flows from Investing Activities
Net proceeds from sale of NRG Marsh Landing	—	175
Capital expenditures	(125)	(241)
Decrease in restricted cash, net	—	18
Purchase of emission allowances, net of proceeds	—	(14)
Proceeds from sale of assets, net of cash disposed of	50	—
Other	5	—
Net Cash Used by Investing Activities	(70)	(62)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	110
Payments for short and long-term debt	(1)	(578)
Net Cash Used by Financing Activities	(1)	(468)
Net Increase/(Decrease) in Cash and Cash Equivalents	208	(47)
Cash and Cash Equivalents at Beginning of Period	760	825
Cash and Cash Equivalents at End of Period	$968	$778

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$667	$769	$2,123	$1,834
Operating revenues — affiliate	(25)	—	110	105
Total operating revenues	642	769	2,233	1,939
Operating Costs and Expenses
Cost of operations	198	300	753	679
Cost of operations — affiliate	335	333	1,181	1,037
Depreciation and amortization	21	26	70	79
Selling, general and administrative	2	6	7	8
Selling, general and administrative — affiliate	20	15	62	57
Total operating costs and expenses	576	680	2,073	1,860
Loss on sale of assets	—	—	(6)	—
Operating Income	66	89	154	79
Other Expense
Interest expense	(17)	(16)	(50)	(49)
Interest expense — affiliate	(2)	(2)	(6)	(5)
Total other expense	(19)	(18)	(56)	(54)
Income Before Income Taxes	47	71	98	25
Income tax	—	—	—	—
Net Income	$47	$71	$98	$25

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$126	$63
Accounts receivable — trade	95	151
Note receivable — affiliate	331	299
Inventory	240	270
Derivative instruments	447	462
Derivative instruments — affiliate	300	84
Cash collateral paid in support of energy risk management activities	125	50
Prepayments and other current assets	99	105
Total current assets	1,763	1,484
Property, plant and equipment, net of accumulated depreciation of $162 and $96	1,095	1,194
Other Assets
Intangible assets, net of accumulated amortization of $63 and $34	72	64
Derivative instruments	161	181
Derivative instruments — affiliate	32	8
Other non-current assets	85	32
Total other assets	350	285
Total Assets	$3,208	$2,963
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	44	90
Accounts payable — affiliate	104	86
Derivative instruments	405	160
Derivative instruments — affiliate	273	107
Cash collateral received in support of energy risk management activities	—	56
Accrued expenses and other current liabilities	122	93
Total current liabilities	953	597
Other Liabilities
Long-term debt and capital leases	932	943
Derivative instruments	48	18
Derivative instruments — affiliate	45	23
Out-of-market contracts	554	575
Other non-current liabilities	105	116
Total non-current liabilities	1,684	1,675
Total Liabilities	2,637	2,272
Commitments and Contingencies
Member’s Equity
Member’s interest	571	691
Total Member’s Equity	571	691
Total Liabilities and Member’s Equity	$3,208	$2,963
See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income	$98	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	79
Amortization of debt premiums	(7)	(6)
Amortization of out-of-market contracts and emission allowances	10	(6)
Loss on disposals and sales of assets	6	5
Changes in derivative instruments	258	183
Changes in collateral deposits supporting energy risk management activities	(131)	49
Changes in other working capital	49	(68)
Net Cash Provided by Operating Activities	353	261
Cash Flows from Investing Activities
Capital expenditures	(25)	(44)
Decrease in note receivable — affiliate	(32)	(101)
Purchase of emission allowances, net of proceeds	—	(14)
Proceeds from sale of assets, net of cash disposed of	50	—
Net Cash Used by Investing Activities	(7)	(159)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(3)
Capital contributions	37	37
Distributions to member	(320)	(160)
Net Cash Used by Financing Activities	(283)	(126)
Net Increase/(Decrease) in Cash and Cash Equivalents	63	(24)
Cash and Cash Equivalents at Beginning of Period	63	148
Cash and Cash Equivalents at End of Period	$126	$124

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$46	$19	$(110)	$25
Operating revenues — affiliate	199	278	878	613
Total operating revenues	245	297	768	638
Operating Costs and Expenses
Cost of operations	141	64	535	216
Cost of operations — affiliate	25	112	26	245
Depreciation and amortization	18	22	61	60
Selling, general and administrative — affiliate	16	15	51	48
Total operating costs and expenses	200	213	673	569
Operating Income	45	84	95	69
Other Expense
Interest expense	—	(1)	(1)	(1)
Interest expense — affiliate	(1)	(1)	(3)	(3)
Total other expense	(1)	(2)	(4)	(4)
Income Before Income Taxes	44	82	91	65
Income tax	—	—	—	—
Net Income	$44	$82	$91	$65

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$129	$64
Accounts receivable — trade	5	4
Accounts receivable — affiliate	—	35
Inventory	145	158
Derivative instruments	126	298
Derivative instruments — affiliate	59	53
Prepayments and other current assets	76	81
Total current assets	540	693
Property, plant and equipment, net of accumulated depreciation of $138 and $77	934	987
Other Assets
Intangible assets, net of accumulated amortization of $1 and $0	10	11
Derivative instruments	16	60
Derivative instruments — affiliate	101	96
Other non-current assets	78	25
Total other assets	205	192
Total Assets	$1,679	$1,872
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	17	16
Accounts payable — affiliate	8	—
Derivative instruments	5	—
Derivative instruments — affiliate	104	64
Accrued expenses and other current liabilities	60	49
Total current liabilities	199	134
Other Liabilities
Long-term debt and capital leases	1	5
Derivative instruments — affiliate	18	9
Out-of-market contracts	553	575
Other non-current liabilities	59	71
Total non-current liabilities	631	660
Total Liabilities	830	794
Commitments and Contingencies
Member’s Equity
Member’s interest	849	1,078
Total Member’s Equity	849	1,078
Total Liabilities and Member’s Equity	$1,679	$1,872

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income	$91	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61	60
Amortization of out-of-market contracts and emission allowances	(12)	(8)
Loss on disposals and sales of assets	—	5
Changes in derivative instruments	259	181
Changes in collateral deposits supporting energy risk management activities	—	(14)
Changes in other working capital	(3)	(97)
Net Cash Provided by Operating Activities	396	192
Cash Flows from Investing Activities
Capital expenditures	(11)	(38)
Net Cash Used by Investing Activities	(11)	(38)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(3)
Distributions to member	(320)	(160)
Net Cash Used by Financing Activities	(320)	(163)
Net Increase/(Decrease) in Cash and Cash Equivalents	65	(9)
Cash and Cash Equivalents at Beginning of Period	64	135
Cash and Cash Equivalents at End of Period	$129	$126

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 19,583 MW of net electric generating capacity located in the U.S.
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
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly owned subsidiaries of GenOn. GenOn Mid-Atlantic is an indirect wholly owned subsidiary of GenOn Americas Generation.
The Registrants sell power from their generation portfolio, offer capacity or similar products to retail electric providers and others, and provide Ancillary Services to support system reliability.
On December 14, 2012, NRG completed the acquisition of GenOn, referred to herein as the NRG Merger.
This is a combined quarterly report of the Registrants for the quarter ended September 30, 2014. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the Registrants' 2013 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of September 30, 2014, cash flows for the nine months ended September 30, 2014 and 2013 and the results of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2014 and 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior year depreciation amounts have been recast to revise provisional purchase accounting estimates for the NRG Merger.
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes.  The reclassification did not affect results from operations.

Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Impairment losses
During the three months ended September 30, 2014, GenOn determined that it will pursue mothballing the 463 MW natural gas-fired Osceola facility, in Saint Cloud, Florida. GenOn considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360, Property, Plant and Equipment. The carrying amount of the assets was lower than the future net cash flows expected to be generated by the assets and as a result, the assets are considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount and the fair value of the assets. Due to the location of the facility, it was determined that the best indicator of fair value is the market value of the combustion turbines. GenOn recorded an impairment loss of approximately $60 million, which represents the excess of the carrying value over the fair market value.
Assets Held for Sale
During the three months ended September 30, 2014, GenOn entered into a separate agreement to sell its 50% interest in the Sabine Cogen, L.P. This transaction is expected to close in the fourth quarter of 2014. As a result, GenOn has classified the related assets as "held-for-sale" in the consolidated balance sheet as of September 30, 2014.
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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$3,117	$2,828	$3,120	$3,058
The fair value of long and short-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy.

GenOn Americas Generation

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$931	$786	$938	$883
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$116	$482	$16	$614
Derivative liabilities:
Commodity contracts	$23	$408	$36	$467
Other assets (b)	$21	$—	$—	$21
(a) There were no transfers during the three and nine months ended September 30, 2014 between Levels 1 and 2.
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

The following tables reconcile, for the three and nine months ended September 30, 2014 and 2013, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(44)	$3	$(4)	$17
Total gains/(losses) included in earnings — realized/unrealized	1	1	3	(15)
Purchases	22	1	(19)	3
Transfers into Level 3 (b)	1	—	—	—
Ending balance	$(20)	$5	$(20)	$5
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$—	$—	$(1)	$1
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
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$123	$786	$31	$940
Derivative liabilities:
Commodity contracts	$47	$675	$49	$771
(a) There were no transfers during the three and nine months ended September 30, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$153	$575	$7	$735
Derivative liabilities:
Commodity contracts	$74	$226	$8	$308
(a) There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

The following tables reconcile, for the three and nine months ended September 30, 2014 and 2013, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(41)	$3	$(1)	$17
Total gains/(losses) included in earnings — realized/unrealized	1	—	1	(16)
Purchases	22	1	(18)	3
Ending balance	$(18)	$4	$(18)	$4
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$1	$(1)	$—	$—
(a) Consists of derivative assets and liabilities, net.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$92	$209	$1	$302
Derivative liabilities:
Commodity contracts	$17	$91	$19	$127
(a) There were no transfers during the three and nine months ended September 30, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$87	$420	$—	$507
Derivative liabilities:
Commodity contracts	$13	$60	$—	$73
(a) There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

The following tables reconcile, for the three and nine months ended September 30, 2014 and 2013, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(41)	$2	$—	$7
Total gains/(losses) included in earnings — realized/unrealized	1	—	—	(7)
Purchases	22	1	(18)	3
Ending balance	$(18)	$3	$(18)	$3
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$1	$—	$—	$1
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2014, contracts valued with prices provided by models and other valuation techniques make up 3% of GenOn's derivative assets and 8% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 6% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 15% of GenOn Mid-Atlantic's derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. The Registrants' credit reserves were as follows:

	As of September 30, 2014	As of December 31, 2013
	(In millions)
GenOn	$1	$1
GenOn Americas Generation	1	1
GenOn Mid-Atlantic	1	3
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

Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2013 Form 10-K. As of September 30, 2014, GenOn's counterparty credit exposure was $269 million and GenOn held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $269 million. Approximately 78% of GenOn's exposure before collateral is expected to roll off by the end of 2015. As of September 30, 2014, GenOn Americas Generation’s counterparty credit exposure was $262 million and GenOn Americas Generation held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $262 million. Approximately 79% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2015. As of September 30, 2014, GenOn Mid-Atlantic’s counterparty credit exposure was $142 million and GenOn Mid-Atlantic held no collateral (cash and letters or credit) against those positions, resulting in a net exposure of $142 million. 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	68%
Utilities, energy merchants, marketers and other	22
ISOs	10
Total as of September 30, 2014	100%

Category	Net Exposure (a) (% of Total)
Investment grade	97%
Non-rated	3
Total as of September 30, 2014	100%
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
GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	70%
Utilities, energy merchants, marketers and other	20
ISOs	10
Total as of September 30, 2014	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1
Total as of September 30, 2014	100%
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
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $136 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
Note 4 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the 2013 Form 10-K.
Energy-Related Commodities (GenOn)
As of September 30, 2014, GenOn had energy-related derivative financial instruments extending through 2017.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of September 30, 2014 and December 31, 2013. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of September 30, 2014	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013
Commodity	Units	(In millions)
Coal	Short Ton	10	6	7	4	7	4
Natural Gas	MMBtu	(47)	(111)	(55)	(113)	(59)	(119)
Power	MWh	(38)	(26)	(19)	(14)	(18)	(14)
The decrease in the natural gas position was the result of buying back a portion of the gas hedges and replacing them with power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$451	$469	$419	$163
Commodity contracts long-term	163	182	48	18
Total Derivatives Not Designated as Cash Flow Hedges	$614	$651	$467	$181

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$747	$546	$678	$267
Commodity contracts long-term	193	189	93	41
Total Derivatives Not Designated as Cash Flow Hedges	$940	$735	$771	$308
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$185	$351	$109	$64
Commodity contracts long-term	117	156	18	9
Total Derivatives Not Designated as Cash Flow Hedges	$302	$507	$127	$73
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$608	$(435)	$—	$173
Derivative assets - affiliate	6	(6)	—	—
Derivative liabilities	(453)	435	3	(15)
Derivative liabilities - affiliate	(14)	6	—	(8)
Total derivative instruments	$147	$—	$3	$150
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$608	$(435)	$—	$173
Derivative assets - affiliate	332	(318)	—	14
Derivative liabilities	(453)	435	3	(15)
Derivative liabilities - affiliate	(318)	318	—	—
Total derivative instruments	$169	$—	$3	$172

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$142	$(5)	$—	$137
Derivative assets - affiliate	160	(122)	—	38
Derivative liabilities	(5)	5	—	—
Derivative liabilities - affiliate	(122)	122	—	—
Total derivative instruments	$175	$—	$—	$175
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$645	$(154)	$(56)	$435
Derivative assets - affiliate	6	(3)	—	3
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities - affiliate	(3)	3	—	—
Total derivative instruments	$470	$—	$(56)	$414
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$643	$(154)	$(56)	$433
Derivative assets - affiliate	92	(92)	—	—
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities - affiliate	(130)	92	—	(38)
Total derivative instruments	$427	$—	$(56)	$371
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$358	$—	$—	$358
Derivative assets - affiliate	149	(73)	—	76
Derivative liabilities	—	—	—	—
Derivative liabilities - affiliate	(73)	73	—	—
Total derivative instruments	$434	$—	$—	$434

Accumulated Other Comprehensive Income (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Accumulated OCI balance, beginning of period	$—	$18	$—	$1
Recognized in OCI on interest rate derivatives	—	—	—	19
Reclassified from accumulated OCI into earnings(a)(b)	—	—	—	(2)
Reversal as part of sale to NRG Yield LLC(c)	—	(18)	—	(18)
Accumulated OCI balance, end of period	$—	$—	$—	$—

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

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
GenOn

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(59)	$(73)	$(210)	$(270)
Net unrealized gains/(losses) on open positions related to economic hedges	57	18	(112)	56
Total unrealized mark-to-market losses for economic hedging activities	(2)	(55)	(322)	(214)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(1)	(1)	(3)
Net unrealized (losses)/gains on open positions related to trading activity	—	(1)	—	1
Total unrealized mark-to-market losses for trading activity	—	(2)	(1)	(2)
Total unrealized losses	$(2)	$(57)	$(323)	$(216)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Revenue from operations — energy commodities	$3	$(48)	$(341)	$(238)
Cost of operations	(5)	(9)	18	22
Total impact to statements of operations	$(2)	$(57)	$(323)	$(216)

 GenOn Americas Generation

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(65)	$(69)	$(201)	$(218)
Net unrealized gains/(losses) on open positions related to economic hedges	30	11	(55)	37
Total unrealized mark-to-market losses for economic hedging activities	(35)	(58)	(256)	(181)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(1)	(1)	(3)
Net unrealized (losses)/gains on open positions related to trading activity	—	(1)	—	1
Total unrealized mark-to-market losses for trading activity	—	(2)	(1)	(2)
Total unrealized losses	$(35)	$(60)	$(257)	$(183)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Revenue from operations — energy commodities	$(27)	$(52)	$(266)	$(205)
Cost of operations	(8)	(8)	9	22
Total impact to statements of operations	$(35)	$(60)	$(257)	$(183)
GenOn Mid-Atlantic

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(63)	$(70)	$(203)	$(220)
Net unrealized gains/(losses) on open positions related to economic hedges	31	11	(54)	39
Total unrealized losses	$(32)	$(59)	$(257)	$(181)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Revenue from operations — energy commodities	$(24)	$(51)	$(267)	$(203)
Cost of operations	(8)	(8)	10	22
Total impact to statements of operations	$(32)	$(59)	$(257)	$(181)
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of September 30, 2014 was $16 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of September 30, 2014, was $1 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $1 million for GenOn and GenOn Americas Generation as of September 30, 2014. As of September 30, 2014, GenOn Mid-Atlantic is not party to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due.
See Note 3, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 5 —  Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions except otherwise noted)	2014	2013	2014	2013
Income/(loss) before income taxes	$46	$101	$26	$(69)
Income tax expense/(benefit)	—	—	2	(6)
Effective tax rate	—%	—%	7.7%	8.7%
GenOn
For the three months ended September 30, 2014, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance. For the nine months ended September 30, 2014, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance and the impact of state income taxes. For the three and nine months ended September 30, 2013, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance. Through September 30, 2014, GenOn recorded income tax expense relating to state income tax payments.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and nine months ended September 30, 2014 and 2013 were $0. For the nine months ended September 30, 2014, the income tax expense relates to state income tax payments attributable to its parent, GenOn. For the nine months ended September 30, 2013, the income tax benefit relates to changes in reserves for uncertain tax benefits attributable to its parent, GenOn. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and nine months ended September 30, 2014 and 2013 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three and nine months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, income tax expense relates to state income tax payments attributable to its parent, GenOn. For the nine months ended September 30, 2013, the income tax benefit relates to changes in reserves for uncertain tax benefits attributable to its parent, GenOn. The pro forma income tax provision attributable to income before taxes is a tax expense of $16 million and $36 million during the three months ended September 30, 2014 and 2013, respectively. The pro forma income tax provision attributable to income before taxes is a tax expense of $33 million and $32 million during the nine months ended September 30, 2014 and 2013, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $106 million and $141 million as of September 30, 2014 and December 31, 2013, respectively.

Note 6 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and nine months ended September 30, 2014, GenOn recorded costs related to these services of $33 million and $99 million, respectively, as selling, general and administrative — affiliate. For the three and nine months ended September 30, 2013, GenOn recorded costs related to these services of $37 million and $62 million, respectively, as selling, general and administrative — affiliate.
Under the Services Agreement, NRG also provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$2	$1	$7
Selling, general and administrative — affiliate	20	18	62	57
Total	$20	$20	$63	$64
GenOn Mid-Atlantic

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$2	$—	$5
Selling, general and administrative — affiliate	17	15	52	48
Total	$17	$17	$52	$53
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At September 30, 2014 and December 31, 2013, $219 million and $349 million of letters of credit were issued and outstanding under the NRG credit agreement, of which $151 million and $258 million were issued on behalf of GenOn Americas Generation. At September 30, 2014 and December 31, 2013, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.

Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At September 30, 2014 and December 31, 2013, GenOn Americas Generation had a net current note receivable from GenOn Energy Holdings of $331 million and $299 million, respectively, related to its intercompany cash management program. For the nine months ended September 30, 2014 and 2013, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.
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
Pending Natural Gas Litigation (GenOn)
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Court of Appeals reversed the decision of the District Court. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeal's decision. On July 1, 2014, the U.S. Supreme Court granted the petition for a writ of certiorari. On September 18, 2014, GenOn along with its co-defendants filed their Opening Brief with the U.S. Supreme Court.
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
Cheswick Monarch Mine NOV (GenOn)
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. GenOn discharged approved wastewaters into the Monarch mine including low-volume wastewater from the Cheswick generating facility and leachate collected from ash disposal facilities. The NOV addresses a permit requirement to pump a minimum water volume from the mine. On September 2, 2014, GenOn's subsidiary that owns the Cheswick generating facility, the Commonwealth of Pennsylvania and the PADEP entered into a Consent Order and Agreement resolving the NOV. Pursuant to that Consent Order and Agreement, GenOn will, among other things, cease wastewater discharges to the mine, construct a waste treatment facility and contribute $200,000 to the Indianola Mine Trust. GenOn is currently planning to incur capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic
On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the CWA and Maryland environmental laws related to water. The lawsuit is ongoing and seeks injunctive relief and civil penalties in excess of $100,000. The Registrants do not expect the resolution of this matter to have a material impact on the Registrants' consolidated financial position, results of operations, or cash flows.
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
The Registrants operate in a highly regulated industry and are subject to regulation by various federal and state agencies. As such, the Registrants are affected by regulatory developments at both the federal and state levels and in the regions in which they operate. In addition, the Registrants are subject to the market rules, procedures, and protocols of the various ISO and RTO markets in which they participate. These power markets are subject to ongoing legislative and regulatory changes that may impact the Registrants' wholesale business.
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
National
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allow demand response resources to participate in the FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related solely to energy market participation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. The U.S. Court of Appeals for the District of Columbia Circuit denied FERC's request to rehear en banc the decision. The decision could be appealed to the U.S. Supreme Court. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Registrants at this time. On October 20, 2014, the U.S. Court of Appeals for the District of Columbia Circuit issued a stay of its decision until at least December 16, 2014, with the possibility of a longer stay if the government seeks U.S. Supreme Court review.

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
The EPA released CSAPR in 2011, which was scheduled to replace CAIR in January 2012. In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR and then issued an opinion in August 2012 vacating CSAPR and keeping CAIR in place until the EPA could replace it. On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. Accordingly, the Registrants expect compliance to begin in January 2015. Further proceedings in the Court of Appeals are scheduled to occur over the next few months. While the Registrants are unable to predict the final outcome of the ongoing litigation, the Registrants believe their investment in pollution controls and cleaner technologies coupled with planned plant retirements should leave the fleet well positioned for compliance.
In January 2014, EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. On June 18, 2014, the EPA proposed a rule that would require states to develop CO2 emission standards that would apply to existing fossil-fueled generating facilities. Specifically, the EPA proposed state-specific rate-based standards for CO2 emissions, as well as guidelines for states to follow in developing plans to achieve the state-specific standards. Comments on this proposal are due in December 2014. The EPA anticipates finalizing this rule in June 2015.
Water
In August 2014, the EPA finalized the regulation regarding once through cooling from existing facilities to address impingement and entrainment concerns. The Registrants anticipate that more stringent requirements will be incorporated into some of their water discharge permits over the next several years.
East Region
In October 2014, the MDE released a draft of a proposed regulation regarding NOx emissions from coal-fired electric generating units. MDE has stated that the draft will be proposed in the Maryland Register in December 2014 and finalized in 2015. If finalized in its current form, the regulation would require the Registrants to: (1) install and operate state-of-the-art controls (e.g., SCRs) by June 1, 2020 at the three Dickerson coal-fired units and one of the Chalk Point coal-fired units; (2) retire the units; or (3) convert the fuel source for the units from coal to natural gas. The implementation of the MDE regulations could negatively affect certain of the Registrants' coal facilities in Maryland.
Environmental Capital Expenditures
Based on current rules, technology and preliminary plans based on some proposed rules, GenOn estimates that environmental capital expenditures from 2014 through 2018 required to comply with regulatory environmental laws will be approximately $109 million for GenOn, which includes $15 million for GenOn Americas Generation, which was adjusted for the sale of Kendall on January 31, 2014. The amount for GenOn Americas Generation includes $10 million for GenOn Mid-Atlantic.

Item 2 — MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2014 and 2013. Also, refer to the Registrants' 2013 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following tables summarize the Registrants' generation portfolio as of September 30, 2014 by geographic region:
GenOn

	(In MW)(1)
Generation Type	South Central	East	West	Total
Natural gas	1,198	6,151	4,435	11,784
Coal	—	5,740	—	5,740
Oil	—	2,059	—	2,059
Total generation capacity	1,198	13,950	4,435	19,583
(1) MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the GenOn's owned or leased interest excluding capacity from inactive/mothballed units.

GenOn Americas Generation

	(In MW)(1)
Generation Type	East	West	Total
Natural gas	2,700	1,029	3,729
Coal	2,433	—	2,433
Oil	1,434	—	1,434
Total generation capacity	6,567	1,029	7,596
(1) MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the GenOn Americas Generation's owned or leased interest excluding capacity from inactive/mothballed units.

GenOn Mid-Atlantic

(In MW)(1)
Generation Type	East
Natural gas	1,942
Coal	2,433
Oil	308
Total generation capacity	4,683
(1) MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the GenOn Mid-Atlantic's owned or leased interest excluding capacity from inactive/mothballed units.

Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, ownership, construction and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental laws involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital. The Registrants' environmental matters are described in the Registrants' 2013 Form 10-K in Item 1, Business — Environmental Matters. See Note 7, Commitments and Contingencies, and Note 9, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1 for further discussion.
Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2013 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 8, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
As owners of power plants and participants in wholesale energy markets, certain of the Registrants' subsidiaries are subject to regulation by various federal and state government agencies. These include the U.S. Commodities Futures Trading Commission and FERC, as well as other public utility commissions in certain states where the Registrants' generating assets are located. In addition, the Registrants are subject to the market rules, procedures and protocols of the various ISO markets in which they participate. The Registrants must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where they operate.
National
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allow demand response resources to participate in the FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related solely to energy market participation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. The U.S. Court of Appeals for the District of Columbia Circuit denied FERC's request to rehear en banc the decision. The decision could be appealed to the U.S. Supreme Court. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Registrants at this time. On October 20, 2014, the U.S. Court of Appeals for the District of Columbia Circuit issued a stay of its decision until at least December 16, 2014, with the possibility of a longer stay if the government seeks U.S. Supreme Court review.
East Region
PJM
New Jersey and Maryland’s Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective States.  The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013 decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013 decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted.  On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. On September 11, 2014, the U.S. Court of Appeals for the Third Circuit affirmed the New Jersey District Court's decision. These decisions may affect future capacity prices in PJM.

Capacity Replacement — On March 10, 2014, PJM filed at FERC to limit speculation in the annual capacity auction. Specifically, PJM proposed tariff changes that will restore incentives to submit offers for only capacity resources that are reasonably expected to be provided as a physical resource by the start of the delivery year. These changes include the addition of a replacement capacity adjustment charge that is intended to remove the incentive to profit from replacing capacity commitments, an increase in deficiency penalties for non-performance, and a reduction in the number of Incremental Auctions from three to one. On May 9, 2014, FERC rejected PJM’s proposed changes to address replacement capacity and incremental auction design, but established a Section 206 proceeding and technical conference to find a just-and-reasonable outcome. On August 18, 2014, PJM requested that FERC defer further action in the proceeding. The Section 206 proceeding and technical conference could have a material impact on future PJM capacity prices.
Capacity Performance Proposal — On October 7, 2014, PJM issued a proposal to substantially revamp its capacity market. If approved by the PJM Board of Directors and by FERC, future annual capacity auctions would procure two categories of capacity resources: “Capacity Performance” resources and “Base Capacity” resources. Under the proposal, only resources with a firm fuel supply would be eligible to supply the Capacity Performance product. PJM is likely to file its proposal at FERC in November 2014. Should the proposal be approved by FERC, it is likely to have a material impact on future PJM capacity prices.
New York
Demand Curve Reset and the Lower Hudson Valley Zone — On May 27, 2014, FERC denied rehearing and phase-in requests regarding its August 13, 2013 order on the creation of the Lower Hudson Valley Capacity Zone. The NYISO had previously approved the creation of a new Lower Hudson Valley Capacity Zone in New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 periods. The State of New York, NYSPSC and Central Hudson Gas & Electric Corp. have challenged the FERC order before the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals for the Second Circuit held oral argument on September 12, 2014. The matter remains pending.
Gulf Coast Region
MISO (GenOn)
On July 5, 2013, AmerenEnergy Resources Generating Company, or Ameren, filed a complaint against MISO pertaining to the compensation for generators asked by MISO to provide service past their retirement date due to reliability concerns, or RMR Generators.  Ameren asked FERC to require MISO to provide such generators their full cost of service as compensation and not merely cover the generator's incremental costs of operation going-forward costs.  The Registrants supported the complaint.  On July 22, 2014, FERC issued an Order denying the complaint in part and granting it in part.  FERC found that the Tariff was unjust and unreasonable because it did not allow RMR Generators to obtain compensation for their fixed costs, which are recovered as depreciation expense, return on rate base and associated taxes. The matter is pending rehearing.
New and On-going Company Initiatives
Fuel Additions and Conversions
The Registrants intend to continue operations at the Avon Lake facility Units 7 and 9 and the New Castle facility Units 3, 4, and 5, which are currently operating coal units that had been scheduled for deactivation in April 2015. The Registrants intend to add natural gas capabilities at these units, which additions are expected to be completed by the summer of 2016. In late April 2014, the Registrants notified PJM that they no longer intend to place coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup, but instead will mothball those units beginning on April 16, 2015, and then return those units to service no later than June 1, 2016 using natural gas.
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

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$478	$566	(16)%	$1,888	$1,474	28%
Capacity revenue (a)	221	273	(19)	730	682	7
Mark-to-market for economic hedging activities	3	(46)	107	(340)	(236)	(44)
Other revenues (b)	7	18	(61)	39	46	(15)
Total operating revenues	709	811	(13)	2,317	1,966	18
Operating Costs and Expenses
Generation cost of sales (a)	280	321	(13)	1,217	862	41
Mark-to-market for economic hedging activities	5	9	(44)	(18)	(22)	(18)
Contract and emissions credit amortization	(10)	(5)	100	(16)	(12)	33
Other cost of operations	177	186	(5)	563	628	(10)
Total cost of operations	452	511	(12)	1,746	1,456	20
Depreciation and amortization	52	70	(26)	172	207	(17)
Impairment loss	60	—	100	60	—	100
Selling, general and administrative	19	30	(37)	60	83	(28)
Selling, general and administrative - affiliate	33	37	(11)	99	74	34
Acquisition-related transaction and integration costs	1	13	(92)	3	54	(94)
Total operating costs and expenses	617	661	(7)	2,140	1,874	14
Loss on sale of assets	—	—	—	(6)	—	(100)
Operating Income	92	150	(39)	171	92	86
Other Income/(Expense)
Other income, net	2	2	—	4	4	—
Interest expense	(48)	(51)	(6)	(149)	(154)	(3)
Loss on debt extinguishment	—	—	—	—	(11)	100
Total other expense	(46)	(49)	(6)	(145)	(161)	(10)
Income/(Loss) Before Income Taxes	46	101	(54)	26	(69)	138
Income tax expense/(benefit)	—	—	—	2	(6)	133
Net Income/(Loss)	$46	$101	(54)	$24	$(63)	138
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.06	$3.58	13%	$4.55	$3.67	24%
MWh sold (in thousands)	7,594	8,240	(8)	24,918	22,819	9
MWh generated (in thousands)	7,587	9,388	(19)	27,036	26,160	3

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

Generation Gross Margin

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Energy revenue	$478	$566	$1,888	$1,474
Capacity revenue	221	273	730	682
Other revenues	7	18	39	46
Generation revenue	706	857	2,657	2,202
Generation cost of sales	(280)	(321)	(1,217)	(862)
Generation gross margin	$426	$536	$1,440	$1,340
Generation gross margin decreased by $110 million for the three months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower gross margin due to a 32% decrease in PJM capacity prices, partially offset by a 17% increase in NY hedged capacity prices from the creation of the Hudson Valley Load Zone	$(60)
Lower gross margin due to a 10% decrease in realized energy prices and a 5% decrease in generation	(47)
Other	(3)
$(110)
Generation gross margin increased by $100 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 13% increase in realized energy prices due to weather conditions in the East as well as fewer outage hours during 2014, partially offset by an increase in natural gas prices	$135
Higher gross margin due to a 9% increase in PJM capacity volumes and a 2% increase in PJM hedged prices as well as the creation of the Hudson Valley Load Zone	56
Higher gross margin due to the addition of a capacity contract for Bowline and more favorable RA contract pricing in Southern California, offset in part by the deactivation of Contra Costa as well as the Coolwater plant which changed from a PPA to a RA contract	14
Lower gross margin due to the fuel type used for increased generation at Canal, which was primarily on oil in 2014 as opposed to natural gas in 2013, as well as the sale of Kendall in January 2014	(80)
Lower gross margin due to the sale of Marsh Landing in 2013	(19)
Other	(6)
$100

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(63)	$(80)	$(225)	$(304)
Net unrealized gains/(losses) on open positions related to economic hedges	66	34	(115)	68
Total mark-to-market gains/(losses) in operating revenues	$3	$(46)	$(340)	$(236)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$4	$7	$15	$34
Net unrealized (losses)/gains on open positions related to economic hedges	(9)	(16)	3	(12)
Total mark-to-market (losses)/gains in operating costs and expenses	$(5)	$(9)	$18	$22
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended September 30, 2014, the $3 million gain in operating revenues from economic hedge positions was driven by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices largely offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $5 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended September 30, 2013, the $46 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $9 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
For the nine months ended September 30, 2014, the $340 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity contracts as a result of increases in forward power prices. The $18 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period and an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices.
For the nine months ended September 30, 2013, the $236 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period slightly offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $22 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy. GenOn had no trading gains or losses for the three months ended September 30, 2014.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Trading gains/(losses)
Realized	$—	$6	$2	$8
Unrealized	—	(2)	(1)	(2)
Total trading gains	$—	$4	$1	$6
Other Cost of Operations
Other cost of operations decreased by $9 million for the three months ended September 30, 2014 compared to the same period in 2013 due to lower operating costs due to the sale of Kendall in early 2014 and lower deactivation costs in 2014.

Other cost of operations decreased by $65 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown and Seward where there were a major outages in 2013 with none occurring in 2014, and from the sale of Kendall, offset in part by increased variable costs resulting from increased run time	$46
Decrease in property tax expense associated with the decrease in the property tax assessment for Bowline	5
Other	14
$65
Depreciation and Amortization
Depreciation and amortization expense decreased by $18 million and $35 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013.
Impairment Loss
For the three and nine months ended September 30, 2014, GenOn recorded an impairment loss of $60 million related to the Osceola facility, as described in Note 2, Summary of Significant Accounting Policies.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$441	$545	(19)%	$1,746	$1,437	22%
Capacity revenue (a)	222	264	(16)	716	625	15
Mark-to-market for economic hedging activities	(27)	(50)	46	(265)	(203)	(31)
Other revenues (b)	6	10	(40)	36	80	(55)
Total operating revenues	642	769	(17)	2,233	1,939	15
Operating Costs and Expenses
Generation cost of sales (a)	445	530	(16)	1,682	1,422	18
Mark-to-market for economic hedging activities	8	8	—	(9)	(22)	(59)
Contract and emissions credit amortization	—	4	(100)	11	13	(15)
Other cost of operations	80	91	(12)	250	303	(17)
Total cost of operations	533	633	(16)	1,934	1,716	13
Depreciation and amortization	21	26	(19)	70	79	(11)
Selling, general and administrative	22	21	5	69	65	6
Total operating costs and expenses	576	680	(15)	2,073	1,860	11
Loss on sale of assets	—	—	—	(6)	—	(100)
Operating Income	66	89	(26)	154	79	95
Other Expense
Interest expense	(19)	(18)	6	(56)	(54)	4
Total other expense	(19)	(18)	6	(56)	(54)	4
Income Before Income Taxes	47	71	(34)	98	25	292
Income taxes	—	—	—	—	—	—
Net Income	$47	$71	(34)	$98	$25	292
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.06	$3.58	13%	$4.55	$3.67	24%
MWh sold (in thousands)	2,268	2,784	(19)	10,241	7,382	39
MWh generated (in thousands)	2,702	2,867	(6)	10,191	7,554	35
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses

Generation Gross Margin

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Energy revenue	$441	$545	$1,746	$1,437
Capacity revenue	222	264	716	625
Other revenues	6	10	36	80
Generation revenue	669	819	2,498	2,142
Generation cost of sales	(445)	(530)	(1,682)	(1,422)
Generation gross margin	$224	$289	$816	$720
Generation gross margin decreased by $65 million for the three months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower gross margin due to a 13% decrease in realized energy prices at GenOn Mid-Atlantic and a 3% decrease in generation	$(36)
Lower gross margin due to a 37% decrease in PJM South hedged capacity prices, offset by a 17% increase in New York hedged capacity prices from the creation of the Lower Hudson Valley Load Zone	(33)
Lower gross margin due a 34% decrease in realized energy prices in New York and New England as well as the sale of Kendall	(10)
Higher gross margin due to the addition of a new capacity contract for Bowline	10
Other	4
$(65)
Generation gross margin increased by $96 million for the nine months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 45% increase in generation at GenOn Mid-Atlantic due to weather conditions in the East as well as fewer outage hours during 2014	$156
Lower gross margin due to a 12% decrease in realized energy prices at GenOn Mid-Atlantic partially offset by a 7% decrease in coal prices	(103)
Higher gross margin due to a 79% increase in realized energy prices and a 50% increase in generation at Canal and Bowline, due to weather conditions in the East, offset in part by the sale of Kendall in early 2014	22
Higher gross margin due to increased hedged capacity prices in New York and PJM South	15
Other	6
$96

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(68)	$(76)	$(212)	$(251)
Net unrealized gains/(losses) on open positions related to economic hedges	41	26	(53)	48
Total mark-to-market losses in operating revenues	$(27)	$(50)	$(265)	$(203)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$3	$7	$11	$33
Net unrealized losses on open positions related to economic hedges	(11)	(15)	(2)	(11)
Total mark-to-market (losses)/gains in operating costs and expenses	$(8)	$(8)	$9	$22
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended September 30, 2014, the $27 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices. The $8 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the three months ended September 30, 2013, the $50 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $8 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
For the nine months ended September 30, 2014, the $265 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity contracts as a result of increases in forward power prices. The $9 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the nine months ended September 30, 2013, the $203 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $22 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy. GenOn Americas Generation had no trading gains or losses for the three months ended September 30, 2014.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Trading gains/(losses)
Realized	$—	$6	$2	$8
Unrealized	—	(2)	(1)	(2)
Total trading gains	$—	$4	$1	$6
Other Cost of Operations
Other cost of operations decreased by $11 million for the three months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014	$9
Other	2
$11
Other cost of operations decreased by $53 million for the nine months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014	$38
Decrease in property tax expense associated with the decrease in property tax assessment for Bowline	9
Other	6
$53

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$211	$251	(16)%	$799	$623	28%
Capacity revenue (a)	56	93	(40)	224	214	5
Mark-to-market for economic hedging activities	(24)	(51)	53	(267)	(203)	(32)
Other revenues	2	4	(50)	12	4	200
Total operating revenues	245	297	(18)	768	638	20
Operating Costs and Expenses
Generation cost of sales (a)	96	100	(4)	375	250	50
Mark-to-market for economic hedging activities	8	8	—	(10)	(22)	(55)
Contract and emissions credit amortization	1	2	(50)	10	11	(9)
Other cost of operations	61	66	(8)	186	222	(16)
Total cost of operations	166	176	(6)	561	461	22
Depreciation and amortization	18	22	(18)	61	60	2
Selling, general and administrative	16	15	7	51	48	6
Total operating costs and expenses	200	213	(6)	673	569	18
Operating Income	45	84	(46)	95	69	38
Other Expense
Interest expense	(1)	(2)	50	(4)	(4)	—
Total other expense	(1)	(2)	(50)	(4)	(4)	—
Income Before Income Taxes	44	82	(46)	91	65	40
Income taxes	—	—	—	—	—	—
Net Income	$44	$82	(46)	$91	$65	40
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.06	$3.58	13	$4.55	$3.67	24
MWh sold (in thousands)	2,241	2,320	(3)	8,576	5,916	45
MWh generated (in thousands)	2,241	2,320	(3)	8,576	5,916	45
(a)    Includes realized gains and losses from financially settled transactions.

Generation Gross Margin

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Energy revenue	$211	$251	$799	$623
Capacity revenue	56	93	224	214
Other revenues	2	4	12	4
Generation revenue	269	348	1,035	841
Generation cost of sales	(96)	(100)	(375)	(250)
Generation gross margin	$173	$248	$660	$591
Generation gross margin decreased by $75 million for the three months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Lower gross margin due to a 13% decrease in realized energy prices and a 3% decrease in generation	$(36)
Lower gross margin due to a 37% decrease in hedged capacity prices	(36)
Other	(3)
$(75)
Generation gross margin increased by $69 million for the nine months ended September 30, 2014, compared to the same period in 2013 due to:

(In millions)
Higher gross margin due to a 45% increase in generation due to weather conditions in the East as well as fewer outage hours during 2014	$156
Lower gross margin due to a 12% decrease in realized energy prices partially offset by a 7% decrease in coal prices	(103)
Higher gross margin due to a 4% increase in hedged capacity prices	11
Other	5
$69
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(65)	$(77)	$(214)	$(252)
Net unrealized gains/(losses) on open positions related to economic hedges	41	26	(53)	49
Total mark-to-market losses in operating revenues	$(24)	$(51)	$(267)	$(203)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$7	$11	$33
Net unrealized losses on open positions related to economic hedges	(10)	(15)	(1)	(11)
Total mark-to-market (losses)/gains in operating costs and expenses	$(8)	$(8)	$10	$22
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the three months ended September 30, 2014, the $24 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices. The $8 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
For the three months ended September 30, 2013, the $51 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $8 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
For the nine months ended September 30, 2014, the $267 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of electricity contracts as a result of increases in forward power prices. The $10 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the nine months ended September 30, 2013, the $203 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity and natural gas contracts as a result of decreases in forward power and natural gas prices. The $22 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
Other Cost of Operations
Other cost of operations decreased by $5 million for the three months ended September 30, 2014, compared to the same period in 2013 due to lower operations and maintenance expense due to decreased maintenance work and the sale of Kendall in early 2014.

Other cost of operations decreased by $36 million for the nine months ended September 30, 2014, compared to the same period in 2013 due to lower operations and maintenance expense due to less operating and maintenance expenses at Morgantown, which experienced a major outage in 2013, and the sale of Kendall in early 2014.
Liquidity and Capital Resources
Liquidity Position
As of September 30, 2014 and December 31, 2013, the Registrants' liquidity was comprised of the following:

	September 30, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$519	$566
Cash and cash equivalents (GenOn Mid-Atlantic) (a)	129	64
Cash and cash equivalents (REMA) (a)	320	130
Total	968	760
Credit facility availability	281	151
Total liquidity	$1,249	$911
(a) At September 30, 2014, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
For the nine months ended September 30, 2014, total liquidity increased $338 million.
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

Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the Gen-On Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of September 30, 2014, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn senior notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At September 30, 2014, GenOn met the consolidated debt ratio component of the restricted payments test.
Credit Ratings
On October 20, 2014, Standard & Poor’s lowered its corporate credit ratings on GenOn, GenOn Mid-Atlantic, REMA and GenOn Americas Generation to B- from B. The ratings outlook for GenOn, GenOn Mid-Atlantic, REMA and GenOn Americas Generation is stable. Standard & Poor’s also lowered the issue ratings on the $770 million of pass-through certificates of GenOn Mid-Atlantic and the GenOn Americas Generation senior notes to B from BB-.
Sources of Liquidity
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
ITEM 4 — CONTROLS AND PROCEDURES (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Registrants’ management, including the principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through September 30, 2014, see Note 7, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2013 Form 10-K. There have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2013 Form 10-K.
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
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
31.1A1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A1	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.
32.A1	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
31.1A2	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A2	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.
32.A2	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
31.1A3	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.
32.A3	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

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

Date: November 5, 2014

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

Date: November 5, 2014

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

Date: November 5, 2014