Form 10-K
period 2014-12-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2015-02-27
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
GenOn Energy, Inc.	☐	☐	☑	☐
GenOn Americas Generation, LLC	☐	☐	☑	☐
GenOn Mid-Atlantic, LLC	☐	☐	☑	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

GenOn Energy, Inc.	☐	Yes	☑	No
GenOn Americas Generation, LLC	☐	Yes	☑	No
GenOn Mid-Atlantic, LLC	☐	Yes	☑	No
Each Registrant’s outstanding equity interests are held by its respective parent and there are no equity interests held by nonaffiliates.

Registrant	Parent
GenOn Energy, Inc.	NRG Energy, Inc.
GenOn Americas Generation, LLC	NRG Americas, Inc.
GenOn Mid-Atlantic, LLC	NRG North America, LLC
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

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CCGT	Combined Cycle Gas Turbine
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Plans	Collectively, the NRG GenOn LTIP, The GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan
GHG	Greenhouse Gases
IRC	Internal Revenue Code of 1986, as amended
IRC §	IRC Section
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
MATS	Mercury and Air Toxics Standards
MC Asset Recovery	MC Asset Recovery, LLC

MDE	Maryland Department of the Environment
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
Mothballed
The unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months

MW	Megawatt
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPGA	New England Power Generators Association
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn employees
NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	The agreement by and among NRG, GenOn and Plus Merger Corporation (a direct wholly-owned subsidiary of NRG) dated as of July 20, 2012
NRG Merger Exchange Ratio	The right of GenOn Energy, Inc. stockholders to receive 0.1216 shares of common stock of NRG Energy, Inc. in the NRG Merger
NRG North America	NRG North America, LLC
NSPS	New Source Performance Standards
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income
PADEP	Pennsylvania Department of Environmental Protection
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPA	Power Purchase Agreement
PUHCA	Public Utility Holding Company Act of 2005

PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emission reduction, but also to increase facility capacity, and improve system efficiency

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RRI Energy	RRI Energy, Inc.
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur Dioxide
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
VIE	Variable Interest Entity

PART I
Item 1 — Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
The Registrants are wholesale power generation subsidiaries of NRG, which is a competitive power company that produces, sells and delivers energy and energy services, primarily in major competitive power markets in the U.S. GenOn is an indirect wholly-owned subsidiary of NRG. GenOn was incorporated as a Delaware corporation on August 9, 2000, under the name Reliant Energy Unregco, Inc. GenOn Americas Generation and GenOn Mid-Atlantic are indirect wholly owned subsidiaries of GenOn. GenOn Americas Generation was formed as a Delaware limited liability company on November 1, 2001, under the name Mirant Americas Generation, LLC. GenOn Mid-Atlantic was formed as a Delaware limited liability company on July 12, 2000, under the name Southern Energy Mid-Atlantic, LLC. GenOn Mid-Atlantic is a wholly-owned subsidiary of NRG North America and an indirect wholly owned subsidiary of GenOn Americas Generation. The Registrants are engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services.
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
The following table summarizes the generation portfolio as of December 31, 2014, by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas	11,730	3,729	1,942
Coal	5,740	2,433	2,433
Oil	2,059	1,434	308
Total generation capacity	19,529	7,596	4,683
Seasonality and Price Volatility
Annual and quarterly operating results of the Registrants' wholesale power generation segments can be significantly affected by weather and energy commodity price volatility. Significant other events, such as the demand for natural gas, interruptions in fuel supply infrastructure and relative levels of hydroelectric capacity can increase seasonal fuel and power price volatility. The Registrants derive a majority of its annual revenues in the months of May through October, when demand for electricity is generally at its highest in the Registrants core domestic markets. Further, power price volatility is generally higher in the summer months, traditionally the Registrants' most important season. The Registrants' second most important season is the winter months of December through March when volatility and price spikes in underlying delivered fuel prices have tended to drive seasonal electricity prices. The preceding factors related to seasonality and price volatility are fairly uniform across the Registrants' wholesale generation business segments.
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
2014 Significant Events and Developments
Fuel Repowerings and Conversions
The table below lists projected repowering and conversion projects at certain of the Registrants' facilities:

Facility	Net Generation Capacity (MW)	Project Type	Fuel Type	Targeted COD
Avon Lake Units 7 and 9	732	Natural Gas Conversion	Natural Gas	Summer 2016
New Castle Units 3, 4 and 5	325	Natural Gas Conversion	Natural Gas	Summer 2016
Portland Units 1 and 2	401	Ultra-Low Sulfur Diesel Conversion	Ultra-Low Sulfur Diesel	Summer 2016
Shawville Units 1, 2, 3 and 4	597	Natural Gas Conversion	Natural Gas	Summer 2016
Total Fuel Repowerings and Conversions	2,055

Coal Operations
The following table summarizes GenOn's U.S. coal capacity and the corresponding revenues and average natural gas prices and positions resulting from coal hedge agreements extending beyond December 31, 2014, and through 2018 for the East region:

East	2015	2016	2017	2018	Annual Average for 2015-2018
	(Dollars in millions unless otherwise stated)
Net Coal Capacity (MW) (a)	5,317	4,526	4,086	3,390	4,330
Forecasted Coal Capacity (MW) (b)	2,406	1,833	1,842	1,597	1,920
Total Coal Sales (MW) (c)	2,533	1,203	500	—	1,059
Percentage Coal Capacity Sold Forward (d)	105%	66%	27%	—%	50%
Total Forward Hedged Revenues (e)	$1,205	$594	$191	$—
Weighted Average Hedged Price ($ per MWh) (e)	$54.30	$56.23	$43.72	$—
Average Equivalent Natural Gas Price ($ per MMBtu) (e)	$3.54	$4.34	$4.36	$—
Gas Price Sensitivity Up $0.50/MMBtu on Coal Units	$57	$71	$94	$97
Gas Price Sensitivity Down $0.50/MMBtu on Coal Units	$1	$(34)	$(69)	$(75)
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal Units	$20	$42	$74	$68
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal Units	$1	$(24)	$(56)	$(54)

(a)
Net Coal capacity represents nominal summer net MW capacity of power generated as adjusted for the Registrants' ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2014, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent MWh based on forward market implied heat rate as of December 31, 2014, and then combined with power sales to arrive at equivalent MWh hedged which is then divided by number of hours in given year to arrive at MW hedged. The Coal Sales include swaps and delta of options sold which is subject to change. For detailed information on the Registrants' hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

(d)	Percentage hedged is based on total Coal sales as described in (c) above divided by the forecasted Coal capacity.

(e)	Represents all U.S. Coal sales, including energy revenue and demand charges, excluding revenues derived from capacity auctions.
Regulatory Matters
As owners of power plants and participants in wholesale energy markets, certain of the Registrants' subsidiaries are subject to regulation by various federal and state government agencies. These include the CFTC and FERC, as well as other public utility commissions in certain states where the Registrants' generating assets are located. In addition, the Registrants are subject to the market rules, procedures and protocols of the various ISO markets in which they participate. The Registrants must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where they operate.
National
Court Rejects FERC's Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC's rules (known as Order No. 745) that allow demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. The U.S. Court of Appeals for the District of Columbia Circuit issued a stay of its decision in order to allow the U.S. Supreme Court to consider the case. The U.S. Solicitor General, on behalf of FERC, filed a petition for a writ of certiorari on January 15, 2015.  On the same date, EnerNOC, Inc. and other private entities filed their own petition for a writ of certiorari in the matter. NRG filed a friend-of-the-court brief with the U.S. Supreme Court on February 17, 2015, supporting the U.S. Solicitor General's and EnerNOC's position and urging the U.S. Supreme Court to grant certiorari. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Registrants at this time.

East Region
PJM
New Jersey and Maryland's Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective states. The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013, decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013, decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted. On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. On September 11, 2014, the U.S. Court of Appeals for the Third Circuit affirmed the New Jersey District Court's decision. Various parties have petitioned the Supreme Court for review of both cases. Any Supreme Court action may affect future capacity prices in PJM.
Capacity Replacement — On March 10, 2014, PJM filed at FERC to limit speculation in the forward capacity auction. Specifically, PJM proposed tariff changes that are designed to ensure that only capacity resources that are reasonably expected to be provided as a physical resource by the start of the delivery year can participate in the Base Residual Auction. These changes include the addition of a replacement capacity adjustment charge that is intended to remove the incentive to profit from replacing capacity commitments, an increase in deficiency penalties for non-performance, and a reduction in the number of incremental auctions from three to one. On May 9, 2014, FERC rejected PJM’s proposed changes to address replacement capacity and incremental auction design, but established a Section 206 proceeding and technical conference to find a just-and-reasonable outcome. On August 18, 2014, PJM requested that FERC defer further action in the proceeding. Since the request, FERC has taken no action. The Section 206 proceeding and technical conference could have a material impact on future PJM capacity prices.
Capacity Performance Proposal — On December 14, 2014, PJM requested FERC approval to substantially revamp its capacity market. If approved by FERC, future annual capacity auctions would procure two categories of capacity resources: “Capacity Performance” resources and “Base Capacity” resources. Under the proposal, PJM would institute substantial new performance penalties on capacity performance resources that do not perform in real time during specified periods of high demand and substantially modify capacity bidding rules. Should the proposal be approved by FERC, it is likely to have a material impact on future PJM capacity prices.
Capacity Import Limits — On April 22, 2014, FERC approved PJM's proposal to add a limit on the amount of capacity from external resources that PJM can reliably import into PJM. The capacity import limit will be in effect for the 2017/2018 Base Residual Auction, may decrease the amount of capacity imports allowed into PJM as compared to recent auctions, and could have a material impact on future PJM capacity prices. On January 22, 2015, FERC denied rehearing.
Reactive Power — On November 20, 2014, FERC issued an Order to Show Cause under FPA Section 206 directing PJM to either revise its tariff to provide that a generation or non-generation resource owner will no longer receive reactive power capability payments after it has deactivated its unit and to clarify the treatment of reactive power capability payments for units transferred out of a fleet or show cause why it should not be required to do so. On December 22, 2014, PJM filed proposed tariff changes, and the matter remains pending at FERC. The Registrants' reactive power revenues may change as a result of this proceeding.
Recovery of Costs of Capacity Agreements Secured Outside RPM Auctions — On December 24, 2014, PJM submitted proposed revisions to the tariff to permit it to enter into and recover the costs of capacity agreements secured outside the RPM for the specific purpose of alleviating resource adequacy concerns during the 2015/2016 delivery year. On February 20, 2015, FERC rejected PJM's filing without prejudice to PJM refiling a fully specified and justified proposal.
Demand Response Operability — On May 9, 2014, FERC largely accepted PJM’s proposed changes on demand response operability in an attempt to enhance the operational flexibility of demand response resources during the operating day. The approval of these changes will likely limit the amount of demand response resources eligible to participate in PJM. The matter is pending rehearing at FERC.
PJM “Stop Gap” Demand Response Filing — On January 14, 2015, PJM filed to implement “stop gap” rules governing the participation of demand response in the upcoming capacity auction (for the 2018/2019 delivery year), which will take effect only if the U.S. Supreme Court denies certiorari of the EPSA v. FERC decision.  Under the new rules, PJM would prohibit demand response from participating in PJM’s capacity auction as supply-side resources.  Instead, PJM proposes to create a new product, termed “Wholesale Load Reduction,” that would allow LSEs to bid reductions in demand, backed by physical demand response resources, into the auction.  Demand response resources participating as Wholesale Load Reduction would have a comparable impact on capacity clearing prices as demand response participating as supply, on a megawatt for megawatt basis.  The Registrants are opposing PJM’s proposal.

MOPR Litigation — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model, capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On February 18, 2014, the Third Circuit Court of Appeals affirmed FERC's order.
MOPR Revisions — On December 7, 2012, PJM filed comprehensive revisions to its MOPR rules at FERC. On May 2, 2013, FERC accepted PJM's proposal in part and rejected it in part. Among other things, FERC approved the portions of the PJM proposal that exempt many new entrants from MOPR rules, including projects proposed by merchant generators, public power entities and certain self-supply entities. This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices. However, FERC rejected PJM's proposal to eliminate the unit specific review process and instead directed PJM to continue allowing units to demonstrate their actual costs and revenues and bid into the auction at that price. On June 3, 2013, NRG filed a request for rehearing of the FERC order and subsequently protested the manner in which PJM proposed to implement the FERC order. These challenges are both pending.
New England (GenOn and GenOn Americas Generation)
Performance Incentive Proposal — On January 17, 2014, ISO-NE filed at FERC to revise its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity. The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive, or PI, mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge. The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions, and could be larger than the base payment.
On May 30, 2014, FERC found that most of the provisions in the ISO-NE proposal, with modifications, together with an increase to the reserve constraint penalty factors, provided a just and reasonable structure. FERC instituted a proceeding for further hearings and required ISO-NE to make a compliance filing to modify its proposal and adopt the increases to the reserve constraint penalty factors. The matter is pending rehearing at FERC.
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed the results of FCA #8 with FERC. On September 16, 2014, FERC issued a notice stating that the FCA #8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice, which was rejected by FERC on procedural grounds. The matter was appealed to the U.S. Court of Appeals for the District of Columbia Circuit and remains pending.
NEPGA Complaint — On October 31, 2013, NEPGA filed a complaint against ISO-NE alleging that the tariff-set capacity prices during circumstances termed Insufficient Competition and Inadequate Supply and the tariff rules known as the Capacity Carry Forward Rule, components of the FCM, created unreasonable and unduly discriminatory price disparities between new and existing capacity resources. On November 25, 2013, ISO-NE submitted a proposal to raise the tariff-set administrative prices to $7.025/kW-month for Forward Capacity Auction 8. On January 24, 2014, FERC accepted ISO-NE’s proposal to revamp its Insufficient Supply and Insufficient Competition rules, which resulted in a declaration of the Insufficient Competition condition and a $7.025/kW-month price to all existing resources. On February 24, 2014, NEPGA filed a request for rehearing. On January 30, 2015, NEPGA’s request for rehearing was denied.
Sloped Demand Curve Filing — On May 30, 2014, FERC accepted the proposed tariff revisions discussed in the April 1, 2014 ISO-NE filing at FERC regarding the establishment of a sloped demand curve for use in the ISO-NE Forward Capacity Market. The accepted tariff changes include extending the period during which a market participant can lock-in the capacity price for a new resource from five to seven years, establishing a limited exemption for the buyer-side market mitigation rules for a set amount of renewable resources, and eliminating the administrative pricing rules. The shift away from the current vertical demand curve and accompanying proposed changes could have a material impact on the capacity prices in future auctions. The matter is still subject to rehearing at FERC.
New York
Demand Curve Reset and the Lower Hudson Valley Capacity Zone — On May 27, 2014, FERC denied rehearing and phase-in requests regarding its August 13, 2013 order on the creation of the Lower Hudson Valley Capacity Zone. The NYISO had previously approved the creation of a new Lower Hudson Valley Capacity Zone in New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 periods. The State of New York, NYSPSC and Central Hudson Gas & Electric Corp. have challenged the FERC order before the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals for the Second Circuit held oral argument on September 12, 2014. The matter remains pending.

NYSPSC Order Rescinding Danskammer Retirement — On October 28, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York. The NYSPSC approved the emergency order and granted an extension until March 17, 2014 for Helios Capital LLC to file its plan to operate or retire the unit. On March 28, 2014, the NYSPSC adopted the October 28, 2013 order as permanent rule.  The return to service of this facility may affect capacity prices received by the Registrants for their resource in the Lower Hudson Valley Capacity Zone.
Independent Power Producers of New York Complaint — On May 10, 2013, a generator trade association in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The complaints point to the recent reliability services agreements entered into between the NYSPSC and generators as evidence that capacity market prices are being influenced by non-market considerations. The complainants seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction. The case is pending.
Competitive Entry Exemption to Buyer-Side Mitigation Rules — On December 4, 2014, pursuant to Section 206 of the FPA, a group of New York transmission owners filed a complaint seeking a competitive entry exemption to the current NYISO Buyer-Side Mitigation rules. On December 16, 2014, TDI USA Holdings Corporation filed a complaint under Section 206 against the NYISO claiming that the NYISO’s application of the Mitigation Exemption Test under the Buyer-Side Mitigation Rules to TDI’s Champlain Hudson 1,000 MW transmission line project is unjust and unreasonable and seeks an exemption from the Mitigation Exemption Test. On February 26, 2015, FERC granted the complaint filed by the New York transmission owners and directed the NYISO to adopt a competitive entry exemption into its tariff within 30 days.  In a companion order issued on the same day, FERC rejected the TDI complaint on the grounds that TDI’s concerns were adequately addressed by FERC’s first order.  Allowing a competitive entry exemption significantly degrades protections against uneconomic entry into the New York markets.
Gulf Coast Region
MISO (GenOn)
MISO RMR Practices — On July 5, 2013, AmerenEnergy Resources Generating Company, or Ameren, filed a complaint against MISO pertaining to the compensation for generators asked by MISO to provide service past their retirement date due to reliability concerns, or RMR Generators. Ameren asked FERC to require MISO to provide such generators their full cost of service as compensation and not merely cover the generator's incremental costs of operation going-forward costs. The Registrants supported the complaint. On July 22, 2014, FERC issued an order denying the complaint in part and granting it in part. FERC found that the Tariff was unjust and unreasonable because it did not allow RMR Generators to obtain compensation for their fixed costs. The matter is pending rehearing.
MATS Waiver — Indianapolis Power and Light Company, DTE Electric Company, MidAmerican Energy Company, Duke Energy Indiana, Inc., Consumers Energy Company, and Wisconsin Power & Light Company each separately requested a limited, one-time waiver from their obligations to meet the Resource Adequacy Requirement in the MISO tariff, addressing an approximate six-week gap between the EPA’s MATS compliance deadline and the end of MISO’s 2015-2016 capacity planning year. The EPA’s MATS rules establish limits for HAPs emitted from, among other sources, existing and planned coal-fired generators and go into effect on April 16, 2015. Because the MISO capacity planning year runs from June 1 to May 31, there is a gap between the MATS-driven retirements in April and the MISO planning year in June. Any waiver of an LSE’s resource adequacy obligations would have a detrimental effect on the value of capacity in the MISO market.
On October 15, 2014, FERC granted Indianapolis Power and Light Company’s request for the limited, one-time waiver of MISO’s must-offer requirement and the requirement to purchase replacement capacity for the period of April 16, 2016 to May 31, 2016.

On November 7, 2014, FERC denied without prejudice Consumers Energy’s request for a limited waiver on the grounds that Consumers Energy failed to adequately demonstrate that the requested waiver would not cause undesirable consequences, such as harming third-parties. On November 18, 2014, Consumers Energy re-filed its request for a limited waiver. On February, 20, 2014, FERC granted Consumers Energy’s request. Also on that day, FERC granted DTE, MidAmerican, and Duke Energy’s requests for waivers. Wisconsin Power & Light’s request is still pending before FERC. Unlike the other entities’ requests of approximately six weeks, Wisconsin Power & Light’s request is for a five-month waiver based on a consent decree among the company, the EPA, and the Sierra Club.

Environmental Matters
The Registrants are subject to a wide range of environmental regulations in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including GHGs, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental laws involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
See Item 15 — Note 17, Regulatory Matters, Note 18, Environmental Matters, and Note 19, Guarantees, to the Consolidated Financial Statements.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2015 through 2019 required to meet GenOn's regulatory environmental laws will be approximately $58 million for GenOn, which includes $15 million for GenOn Americas Generation. The estimate for GenOn Americas Generation includes $10 million for GenOn Mid-Atlantic. These costs are primarily associated with controls to satisfy MATS at Conemaugh, NOx controls for Sayreville and Gilbert, and the conversion of Shawville coal-fired Units 1, 2, 3 and 4 to natural gas. The Registrants continue to explore cost effective compliance alternatives to further reduce costs.
See Item 15 — Note 8, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, to the Consolidated Financial Statements.
East Region
Maryland Environmental Regulations — In October 2014, the MDE released a draft of a proposed regulation regarding NOx emissions from coal-fired electric generating units. The MDE draft regulation was proposed in the Maryland Register in December 2014. If finalized as proposed, the regulation would require by June 2020 the Registrants (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. The implementation of the MDE regulation could negatively affect certain of the Registrants' coal-fired units in Maryland.
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
Employees
As of December 31, 2014, GenOn had 1,774 employees of which 602 employees were part of GenOn Americas Generation and 451 employees were part of GenOn Mid-Atlantic, approximately 64.8%, 69.3% and 70.7%, respectively, of whom were covered by bargaining agreements. During 2014, the Registrants did not experience any labor stoppages or labor disputes at any of their facilities.
Available Information
The Registrants’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through NRG's website, www.nrg.com, as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC.

Item 1A — Risk Factors
The Registrants are subject to the following factors that could have a material adverse effect on their future performance, results of operations, financial condition and cash flows. In addition, such factors could affect their ability to service indebtedness and other obligations, to raise capital and could affect their future growth opportunities. Also, see Cautionary Statement Regarding Forward Looking Information and Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition of this Form 10-K.
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

•
existing or future regulation of the markets in which the Registrants operate by FERC, ISOs and RTOs, including any price limitations and other mechanisms to address some of the price volatility or illiquidity in these markets or the physical stability of the system;

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
        If the Registrants' coal suppliers do not perform in accordance with the agreements, the Registrants may have to procure higher priced coal in the market to meet their needs, or higher priced power in the market to meet their obligations. In addition, generally the Registrants' coal suppliers do not have investment grade credit ratings nor do they post collateral with the Registrants and, accordingly, the Registrants may have limited ability to collect damages in the event of default by such suppliers.
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
The Operation of the Registrants' generating facilities involves risks that could result in disruption, curtailment or inefficiencies in their operations.
        The operation of the Registrants' generating facilities involves various operating risks, including, but not limited to:
•the output and efficiency levels at which those generating facilities perform;
•interruptions in fuel supply and quality of available fuel;
•disruptions in the delivery of electricity;
•adverse zoning;
•breakdowns or equipment failures (whether a result of age or otherwise);
•violations of permit requirements or changes in the terms of, or revocation of, permits;
•releases of pollutants to air, soil, surface water or groundwater;
•ability to transport and dispose of coal ash at reasonable prices;
•curtailments or other interruptions in natural gas supply;
•shortages of equipment or spare parts;
•labor disputes, including strikes, work stoppages and slowdowns;
•the aging workforce at many of the Registrants' facilities;
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
        As of December 31, 2014, GenOn's generating capacity is 59% in PJM, 23% in CAISO, 10% in NYISO and ISO-NE, 6% in the Southeast and 2% in MISO, and GenOn Americas Generation's generating capacity is 62% in PJM, 13% in CAISO and 25% in NYISO and ISO-NE. As of December 31, 2014, all of GenOn Mid-Atlantic's generating capacity is in PJM. Adverse developments in these regions, especially in the PJM market, may adversely affect the Registrants. Further, the effect of such adverse regional developments may be greater on the Registrants than on more geographically diversified competitors.
The Registrants are exposed to possible losses that may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement, particularly in connection with non-collateralized power hedges with financial institutions.

        Failure of a counterparty to perform according to the terms of a contractual arrangement may result in losses to the Registrants.  Specifically, GenOn Mid-Atlantic's credit exposures on power and gas hedges with financial institutions in excess of applicable collateral thresholds are senior unsecured obligations of such counterparties. Deterioration in the financial condition of such counterparties could result in their failure to pay amounts owed to GenOn Mid-Atlantic or to perform obligations or services owed to GenOn Mid-Atlantic beyond collateral posted.

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
The Registrants operate generating units in Maryland, Massachusetts, and New York that are subject to RGGI, which is a regional cap and trade system. In February 2013, RGGI released a model rule that when adopted by the member states will reduce the number of allowances available and potentially increase the price of each allowance. Each of these states has finalized a rule that reduces the number of allowances, which the Registrants believe would increase the price of each allowance. These new rules could adversely impact the Registrants' results of operations, financial condition and cash flows.
The California CO2 cap and trade program for electric generating units greater than 25 MW commenced in 2013. The impact on the Registrants depends on the cost of the allowances and the ability to pass these costs through to customers.
In January 2014, the EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In June 2014, the EPA proposed a rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities. Specifically, the EPA proposed state-specific rate-based goals for CO2 emissions, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. The EPA anticipates finalizing both of these rules in the summer of 2015.
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
The Registrants' electric generation business is subject to extensive U.S. federal, state and local laws and regulation. Compliance with the requirements under these various regulatory regimes may cause the Registrants to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability. Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. The Registrants' assets make wholesale sales of electric energy, capacity and ancillary services in interstate commerce and are public utilities for purposes of the FPA, unless otherwise exempt from such status. FERC's orders that grant market-based rate authority to wholesale power marketers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose such public utilities to criminal and civil penalties or other risks.
The Registrants' market-based sales will be subject to certain rules prohibiting manipulative or deceptive conduct, and if any of the Registrants' generating companies are deemed to have violated those rules, they will be subject to potential disgorgement of profits associated with the violation, penalties, suspension or revocation of market-based rate authority. If such generating companies were to lose their market-based rate authority, such companies would be required to obtain FERC's acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules. This could have a material adverse effect on the rates the Registrants are able to charge for power from their facilities.
Most of the Registrants' assets are operating as Exempt Wholesale Generators as defined under the PUHCA, or Qualifying Facilities as defined under the PURPA, as amended, and therefore are exempt from certain regulation under the PUHCA and the PURPA. If a facility fails to maintain its status as an Exempt Wholesale Generator or a Qualifying Facility or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA, then the Registrants may be subject to significant accounting, record-keeping, access to books and records and reporting requirements and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.

Substantially all of the Registrants' generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently the North American Electric Reliability Corporation, or NERC) and approved by FERC. If the Registrants fail to comply with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties and increased compliance obligations. The Registrants will also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps, and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Registrants' generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and the Registrants cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Registrants' business. In addition, in some of these markets, interested parties have proposed to re-regulate the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Registrants' business prospects and financial results could be negatively impacted.
The CFTC, among other things, has regulatory authority over the trading of physical commodities, futures and other derivatives under the Commodity Exchange Act. The Dodd-Frank Act increased the CFTC's regulatory authority on matters related to futures and over-the-counter derivatives trading, including, but not limited to: trading practices, transaction reporting and recordkeeping, position limits, and market participant margin requirements. The Registrants have reached the conclusion that they are neither a swap dealer nor a major swap participant under the Dodd-Frank Act and have taken and will continue to take measures to otherwise comply with the Dodd-Frank Act.
The Registrants continuously monitor the ongoing efforts of the CFTC to implement the Dodd-Frank Act and to otherwise revise the rules and regulations applicable to the futures and over-the-counter derivatives markets. The CFTC’s remaining efforts in this regard concern, among other things, the implementation of the Volcker rule and of other new rules relating to margin collateral and position limits for futures and other derivatives.  Such changes could negatively impact the Registrants’ ability to hedge their portfolio in an efficient, cost-effective manner by, among other things, potentially limiting the Registrants’ ability to utilize non-cash collateral for derivatives transactions and decreasing liquidity in the forward commodity and derivatives markets.  The Registrants expect that, in 2015, the CFTC will further clarify the scope of the Dodd-Frank Act and issue additional final rules.
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
        Derivatives from the Registrants' hedging and GenOn Americas Generation's fuel oil management activities are recorded on the balance sheets at fair value pursuant to the accounting guidance for derivative financial instruments. None of the Registrants' derivatives that are recorded at fair value are designated as hedges under this guidance, and changes in their fair values currently are recognized in earnings as unrealized gains or losses. As a result, the Registrants' U.S. GAAP financial results — including gross margin, operating income and balance sheet ratios — will, at times, be volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices.
Risks Related to Governmental Regulation and Laws
The Registrants costs of compliance with environmental laws are significant and can affect their future operations and financial results.
        The Registrants are subject to extensive and evolving environmental laws, particularly in regard to their coal-fired facilities. Environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are generally becoming more stringent, which may require the Registrants to install controls or restrict their operations. Failure to comply with environmental requirements could require the Registrants to shut down or reduce production at their facilities or create liabilities. The Registrants incur significant costs in complying with these regulations and, if they fail to comply, could incur significant penalties. The Registrants' cost estimates for environmental compliance are based on existing regulations or their view of reasonably likely regulations and their assessment of the costs of labor and materials and the state of evolving technologies. The Registrants' decision to make these investments is often subject to future market conditions. Changes to the preceding factors, new or revised environmental regulations, litigation and new legislation and/or regulations, as well as other factors, could cause their actual costs to vary outside the range of their estimates, further constrain their operations, increase their environmental compliance costs and/or make it uneconomical to operate some of their facilities.
        Federal, state and regional initiatives to regulate GHG emissions could have a material impact on the Registrants' financial performance and condition. The actual impact will depend on a number of factors, including the overall level of GHG reductions required under any such regulations, the final form of the regulations or legislation, and the price and availability of emission allowances if allowances are a part of any final regulatory framework.
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
        The EPA has proposed two alternatives for regulating byproducts such as ash and gypsum. Under the first proposal, these byproducts would be regulated as solid wastes. Under the second proposal, these byproducts would have been regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. If these byproducts are regulated as special wastes, the cost of disposing of these byproducts would increase materially and may limit the Registrants' ability to recycle them for beneficial use.
The Registrants' business is subject to complex government regulations. Changes in these regulations, or their administration, by legislatures, state and federal regulatory agencies, or other bodies may affect the prices at which the Registrants are able to sell the electricity they produce, the costs of operating their generating facilities or their ability to operate their facilities.
        The majority of the Registrants' generation is sold at market prices under market-based rate authority granted by FERC. If certain conditions are not met, FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of the Registrants' market-based rate authority could have a materially negative impact on their generating business.
        Even when market-based rate authority has been granted, FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, when it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. In addition to direct regulation by FERC, most of the Registrants' facilities are subject to rules and terms of participation imposed and administered by various ISOs and RTOs. Although these entities are themselves ultimately regulated by FERC, they can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on the Registrants' business. For example, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to ensure market functions. Such actions may materially affect the Registrants' ability to sell and the price they receive for their energy, capacity and ancillary services.
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
At December 31, 2014, GenOn's consolidated indebtedness was $3.1 billion, GenOn Americas Generation's consolidated indebtedness was $934 million and GenOn Mid-Atlantic's consolidated indebtedness was $5 million. In addition, the present values of lease payments under the respective GenOn Mid-Atlantic and REMA operating leases were approximately $714 million and $397 million, respectively (assuming a 10% and 9.4% discount rate, respectively) and the termination values of the respective GenOn Mid-Atlantic and REMA operating leases were $978 million and $672 million, respectively.
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
        GenOn and certain of its subsidiaries, including GenOn Americas Generation and NRG Americas, are holding companies and, as a result, are dependent upon dividends, distributions and other payments from their operating subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from their operations is generated by GenOn Mid-Atlantic. The ability of certain of their subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2014, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.

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
        The Registrants' asset management activities may require them to post collateral either in the form of cash or letters of credit. Although the Registrants seek to structure transactions in a way that reduces their potential liquidity needs for collateral, they may be unable to execute their hedging strategy successfully if they are unable to post the amount of collateral required to enter into and support hedging contracts.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the following:

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

•
Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of carbon dioxide and other GHG emissions;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Listed below are descriptions of Registrants’ interests in facilities, operations and/or projects owned or leased as of December 31, 2014. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Registrants’ ownership position excluding capacity from inactive/mothballed units as of December 31, 2014. The following table summarizes the Registrants' power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned		Net Generation Capacity (MW) (a)	Primary Fuel-type

Chalk Point, Aquasco, MD (b)	PJM	100.00		667	Coal
Chalk Point, Aquasco, MD	PJM	100.00		1,690	Natural Gas
Dickerson, MD (b)	PJM	100.00	(c)	537	Coal
Dickerson, MD	PJM	100.00	(c)	312	Natural Gas
Morgantown, Newburg, MD	PJM	100.00	(c)	1,229	Coal
Morgantown, Newburg, MD	PJM	100.00	(c)	248	Oil
	Total GenOn Mid-Atlantic:			4,683

Bowline, West Haverstraw, NY	NYISO	100.00		758	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.00		1,112	Oil
Martha’s Vineyard, MA	ISO-NE	100.00		14	Oil
Pittsburg, CA	CAISO	100.00		1,029	Natural Gas
Total GenOn Americas Generation:				7,596

Aurora, IL	PJM	100.00		878	Natural Gas
Avon Lake, OH (d)	PJM	100.00		732	Coal
Avon Lake, OH	PJM	100.00		21	Oil
Blossburg, PA	PJM	100.00		19	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		259	Natural Gas
Cheswick, Springdale, PA	PJM	100.00		565	Coal
Choctaw, French Camp, MS	SERC-Entergy	100.00		800	Natural Gas
Conemaugh, New Florence, PA (e)	PJM	16.45		280	Coal
Conemaugh, New Florence, PA (e)	PJM	16.45		2	Oil
Coolwater, Dagget, CA (j)	CAISO	100.00		636	Natural Gas
Ellwood, Goleta, CA	CAISO	100.00		54	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.00		640	Natural Gas
Gilbert, Milford, NJ (f)	PJM	100.00		536	Natural Gas
Glen Gardner, NJ (f)	PJM	100.00		160	Natural Gas
Hamilton, East Berlin, PA	PJM	100.00		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.00		810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.00		60	Natural Gas
Keystone, Shelocta, PA (e)	PJM	16.67		283	Coal
Keystone, Shelocta, PA (e)	PJM	16.67		2	Oil
Mandalay, Oxnard, CA	CAISO	100.00		560	Natural Gas
Mountain, Mount Holly Springs, PA	PJM	100.00		40	Oil
New Castle, West Pittsburg, PA (d)	PJM	100.00		325	Coal
New Castle, West Pittsburg, PA	PJM	100.00		3	Oil
Niles, OH	PJM	100.00		25	Oil
Ormond Beach, Oxnard, CA	CAISO	100.00		1,516	Natural Gas
Orrtana, PA	PJM	100.00		20	Oil

Osceola, Holopaw, FL (g)	FRCC	100.00	463	Natural Gas
Portland, Mount Bethel, PA (h)	PJM	100.00	169	Oil
Sayreville, NJ	PJM	100.00	224	Natural Gas
Seward, New Florence, PA	PJM	100.00	525	Coal
Shawnee, East Stroudsburg, PA	PJM	100.00	20	Oil
Shawville, PA (e) (i)	PJM	100.00	597	Coal
Shawville, PA (e)	PJM	100.00	6	Oil
Shelby County, Neoga, IL	MISO	100.00	344	Natural Gas
Titus, Birdsboro, PA	PJM	100.00	31	Oil
Tolna, Stewartstown, PA	PJM	100.00	39	Oil
Warren, PA	PJM	100.00	57	Natural Gas
Werner, South Amboy, NJ (f)	PJM	100.00	212	Oil
	Total GenOn:		19,529

(a)	Actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors.

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

(f)	GenOn intends to deactivate net generation capacity at the following facilities:

Facility	Expected Deactivation Date	Net Generation Capacity (MW)
Gilbert CT Units 1-4	May 2015	98
Glen Gardner Facility	May 2015	160
Werner Facility	May 2015	210

(g)	NRG mothballed the Osceola facility (463 MW) effective January 1, 2015.

(h)	NRG mothballed Portland coal Units 1 and 2 (401 MW) effective June 1, 2014, and is expected to return those units to service no later than the summer of 2016 using ultra-low sulfur diesel.

(i)
GenOn intends to mothball the coal-fired Units 1, 2, 3 and 4 at the Shawville generating facility (597 MW) beginning on April 16, 2015, and then return those units to service no later than the summer of 2016 using natural gas.

(j)	The Coolwater facility (636 MW) was retired from service on January 1, 2015.
Other Properties
The Registrants own or lease oil and gas pipelines that serve its generating facilities. GenOn leases other offices. The Registrants believe that their properties are adequate for their present needs. Except for the Conemaugh and Keystone facilities, the Registrants’ interest as of December 31, 2014 is 100% for each property. The Registrants have satisfactory title, rights and possession to their owned facilities, subject to exceptions, which, in their opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3 — Legal Proceedings (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
See Item 15 — Note 16, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Registrants are a party.

Item 4 — Mine Safety Disclosures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Not applicable.

PART II
Item 5 — Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As a result of the NRG Merger, GenOn is a wholly-owned subsidiary of NRG. All of GenOn’s common stock is held by its parent, NRG, and GenOn’s common stock is not publicly traded. GenOn Americas Generation and GenOn Mid‑Atlantic are indirect wholly-owned subsidiaries of NRG. All of GenOn Americas Generation’s membership interests are held by its parent, NRG Americas. All of GenOn Mid‑Atlantic’s membership interests are held by its parent, NRG North America. GenOn Americas Generation’s and GenOn Mid‑Atlantic’s membership interests are not publicly traded.
Item 6 — Selected Financial Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Item 6 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Reference is made to the Registrants’ Consolidated Statements of Operations to this Annual Report on Form 10-K, which presents the results of the Registrants’ operations for the years ended December 31, 2014 and 2013, and the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012, and also refer to Item 1 to this Form 10-K for additional discussion about the Registrants’ business.
Environmental Matters, Regulatory Matters and Legal Proceedings
Details of environmental matters are presented in Item 15 — Note 18, Environmental Matters, to the Consolidated Financial Statements. Details of regulatory matters are presented in Item 15 — Note 17, Regulatory Matters, to the Consolidated Financial Statements. Details of legal proceedings are presented in Item 15 — Note 16, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Registrants’ financial results.

Consolidated Results of Operations
GenOn
2014 Compared to 2013
The following table provides selected financial information for GenOn:

	For the Year Ended December 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$2,286	$1,960	17%
Capacity revenue (a)	908	936	(3)%
Mark-to-market for economic hedging activities	(150)	(356)	(58)%
Other revenues (b)	46	64	(28)%
Total operating revenues	3,090	2,604	19%
Operating Costs and Expenses
Generation cost of sales (a)	1,451	1,142	27%
Mark-to-market for economic hedging activities	(3)	(29)	(90)%
Contract and emissions credit amortization	(26)	(14)	86%
Other cost of operations	755	809	(7)%
Total cost of operations	2,177	1,908	14%
Depreciation and amortization	245	249	(2)%
Impairment losses	82	—	N/A
Selling, general and administrative	200	214	(7)%
Acquisition-related transaction and integration costs	4	70	(94)%
Total operating costs and expenses	2,708	2,441	11%
Loss on sale of assets	(6)	—	N/A
Operating Income	376	163	131%
Other Income/(Expense)
Other income, net	1	1	—%
Gain on sale of equity-method investment	18	—	100%
Interest expense	(198)	(205)	(3)%
Equity in earnings of unconsolidated affiliates	1	4	(75)%
Loss on debt extinguishment	—	(11)	(100)%
Total other expense	(178)	(211)	(16)%
Income/(loss) before income tax expense	198	(48)	N/A
Income tax(benefit)/expense	6	(6)	N/A
Net Income/(Loss)	$192	$(42)	N/A
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	4.41	3.65	21%
MWh sold (in thousands)	31,374	29,336	7%
MWh generated (in thousands)	34,697	31,426	10%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	Year Ended December 31,
(In millions)	2014	2013	Change %
Energy revenue	$2,286	$1,960	17%
Capacity revenue	908	936	(3)%
Other revenues	46	64	(28)%
Generation revenue	3,240	2,960	9%
Generation cost of sales	1,451	1,142	27%
Generation gross margin	$1,789	$1,818	(2)%
Generation gross margin was $1,789 million for the year ended December 31, 2014 and $1,818 million for the period from December 31, 2013. The changes during the period relate to:

(In millions)
Lower gross margin due to an 8% decrease in PJM hedged prices, partially offset by Bowline's placement into the new Hudson Valley Load Zone	$(31)
Higher gross margin due primarily to a 7% increase in PJM capacity volumes	25
Lower gross margin as Marsh Landing reached commercial operations in May 2013 and was subsequently sold to NRG Yield, Inc. in July 2013	(22)
Higher gross margin due to a 13% increase in generation due to weather conditions in the East, primarily on coal and oil units, offset by the sale of Kendall in January 2014	16
Other	(17)
$(29)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Year Ended December 31,
(In millions)	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(331)	$(409)
Net unrealized gains on open positions related to economic hedges	181	53
Total mark-to-market losses in operating revenues	$(150)	$(356)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	17	42
Net unrealized losses on open positions related to economic hedges	(14)	(13)
Total mark-to-market gains in operating costs and expenses	$3	$29
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2014, the $150 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in natural gas prices. The $3 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.

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
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within its risk management policy.

	Year Ended December
(In millions)	2014	2013
Trading gains/(losses)
Realized	$2	$10
Unrealized	(1)	—
Total trading gains	$1	$10
Other Cost of Operations
Other cost of operations were $755 million for the year ended December 31, 2014 and $809 million for the year ended December 31, 2013. The decrease of $54 million was due primarily to decreased maintenance and project expenses, specifically for Morgantown and Seward where there were major outages in 2013 with none occurring in 2014, and from the sale of Kendall. The decrease is also attributable to lower property taxes due to a tax settlement for Bowline.

Depreciation and Amortization
Depreciation and amortization expense was $245 million for the year ended December 31, 2014 and $249 million for the year ended December 31, 2013.
Impairment Losses
Impairment losses of $82 million in 2014 reflect the impairment of property, plant and equipment at the Osceola and Coolwater facilities.
Gain on Sale of Equity-Method Investment
The $18 million gain on sale of equity-method investment in 2014 reflects the gain on the sale of Sabine, which was sold in December 2014.
Loss on Debt Extinguishment
A loss on debt extinguishment of $11 million was recorded in 2013, related to the redemption of the 2014 GenOn Senior Notes, and consisted of a make whole premium payment offset by the write-off of the remaining unamortized premium.
Interest Expense
Interest expense was $198 million for the year ended December 31, 2014 and $205 million for the year ended December 31, 2013. The changes in the period were due to:

(In millions)
Increase in amortization of premium/discount	$14
Decrease for 7.625% GenOn Senior Notes due 2014 redeemed in June 2013	(21)
$(7)

GenOn Americas Generation
2014 Compared to 2013
The following table provides selected financial information for GenOn Americas Generation:

	For the Year Ended December 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$2,111	$1,899	11%
Capacity revenue (a)	894	869	3%
Mark-to-market for economic hedging activities	(118)	(302)	(61)%
Other revenues (b)	42	95	(56)%
Total operating revenues	2,929	2,561	14%
Operating Costs and Expenses
Generation cost of sales (a)	2,026	1,870	8%
Mark-to-market for economic hedging activities	6	(31)	(119)%
Contract and emissions credit amortization	11	20	(45)%
Other cost of operations	342	387	(12)%
Total cost of operations	2,385	2,246	6%
Depreciation and amortization	72	95	(24)%
Selling, general and administrative	88	89	(1)%
Total operating costs and expenses	2,545	2,430	5%
Loss on sale of assets	(6)	—	N/A
Operating Income	378	131	N/A
Other Income/(Expense)
Other expense, net	1	1	—%
Interest expense	(74)	(73)	1%
Total other expense	(73)	(72)	1%
Income before income tax expense	305	59	N/A
Income tax	—	—	N/A
Net Income	$305	$59	N/A
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	4.41	3.65	21%
MWh sold (in thousands)	12,394	9,931	25%
MWh generated (in thousands)	12,440	10,071	24%
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	For the Year Ended December 31,
(In millions)	2014	2013	Change %
Energy revenue	$2,111	$1,899	11%
Capacity revenue	894	869	3%
Other revenues	42	95	(56)%
Generation revenue	3,047	2,863	6%
Generation cost of sales	2,026	1,870	8%
Generation gross margin	$1,021	$993	3%
Generation gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	For the Year Ended December 31,
(In millions)	2014	2013
Energy revenue	$881	$884
Capacity revenue	472	442
Other revenues	14	69
Generation revenue	1,367	1,395
Generation cost of sales	(1,367)	(1,395)
Generation gross margin	$—	$—
Generation gross margin was $1,021 million for the year ended December 31, 2014 and $993 million for the year ended December 31, 2013. The changes during the period relate to:

(In millions)
Higher gross margin due to a 16% increase in generation due to weather conditions as well as fewer outage hours during 2014	$31
Higher gross margin due to a 60% increase in realized energy prices in New York and New England and a 7% decrease in coal prices, offset by a 24% increase in natural gas prices and a 2% decrease in realized energy prices at GenOn Mid-Atlantic	43
Lower gross margin due to the fuel type used for increased generation at Canal, which was primarily on oil in 2014 as opposed to natural gas in 2013, as well as the sale of Kendall in January 2014	(25)
Lower gross margin due to an 8% decrease in PJM capacity prices partially offset by higher New York capacity prices resulting from the creation of the Hudson Valley Load Zone	(18)
Other	(3)
$28

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(300)	$(336)
Net unrealized gains on open positions related to economic hedges	182	34
Total mark-to-market losses in operating revenues	(118)	(302)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	12	40
Net unrealized losses on open positions related to economic hedges	(18)	(9)
Total mark-to-market (losses)/gains in operating costs and expenses	$(6)	$31
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2014, the $118 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in natural gas prices. The $6 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
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

	For the Year Ended December 31,
(In millions)	2014	2013
Trading gains/(losses)
Realized	$2	$10
Unrealized	(1)	—
Total trading gains	$1	$10
Other Cost of Operations
Other cost of operations were $342 million for the year ended December 31, 2014 and $387 million for the year ended December 31, 2013. The changes during the period relate to:

(In millions)
Lower operating costs due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014	$30
Decrease in property tax expense associated with the decrease in property tax assessment for Bowline	15
$45
Depreciation and Amortization
Depreciation and amortization expense was $72 million for the year ended December 31, 2014 and $95 million for the year ended December 31, 2013, as a result of assets that were deactivated in prior periods.

GenOn Mid-Atlantic
2014 Compared to 2013
 The following table provides selected financial information for GenOn Mid-Atlantic:

	Year Ended December 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$980	$863	14%
Capacity revenue (a)	281	305	(8)%
Mark-to-market for economic hedging activities	(192)	(292)	(34)%
Other revenues	14	3	N/A
Total operating revenues	1,083	879	23%
Operating Costs and Expenses
Generation cost of sales (a)	453	340	33%
Mark-to-market for economic hedging activities	6	(31)	(119)%
Contract and emissions credit amortization	10	18	(44)%
Other cost of operations	259	277	(6)%
Total cost of operations	728	604	21%
Depreciation and amortization	50	77	(35)%
Selling, general and administrative	64	66	(3)%
Total operating costs and expenses	842	747	13%
Operating Income	241	132	83%
Other Income/(Expense)
Interest expense	(5)	(4)	25%
Total other expense	(5)	(4)	25%
Income before income tax expense	236	128	84%
Income tax	—	—	N/A
Net Income	$236	$128	84%
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	4.41	3.65	21%
MWh sold (in thousands)	10,414	7,950	31%
MWh generated (in thousands)	10,414	7,950	31%

(a)	Includes realized gains and losses from financially settled transactions.
N/A - Not Applicable

Generation Gross Margin

	For the Year Ended December 31,
(In millions)	2014	2013	Change %
Energy revenue	$980	$863	14%
Capacity revenue	281	305	(8)%
Other revenues	14	3	N/A
Generation revenue	1,275	1,171	9%
Generation cost of sales	453	340	33%
Generation gross margin	$822	$831	(1)%
Generation gross margin was $822 million for the year ended December 31, 2014 compared to $831 million for the year ended December 31, 2013. The changes during the period relate to:

(In millions)
Higher gross margin due to a 16% increase in generation due to weather conditions in the East as well as fewer outage hours in 2014 as well as a 7% decrease in coal prices, offset by a 2% decrease in realized energy prices	$16
Lower gross margin offset due to a 5% decrease in capacity volumes and a 3% decrease in hedged capacity prices	(23)
Other	(2)
$(9)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2014	2013
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(300)	$(336)
Net unrealized gains on open positions related to economic hedges	108	44
Total mark-to-market losses in operating revenues	(192)	(292)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	12	40
Net unrealized losses on open positions related to economic hedges	(18)	(9)
Total mark-to-market (losses)/gains in operating costs and expenses	$(6)	$31
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2014, the $192 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in natural gas prices. The $6 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
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

Other Cost of Operations
Other cost of operations were $259 million for the year ended December 31, 2014 and $277 million for the year ended December 31, 2013. The changes during the period were due to decreased maintenance and project expenses, specifically at Morgantown where there was a major outage in 2013 with none occurring in 2014.
Depreciation and Amortization
Depreciation and amortization expense was $50 million for the year ended December 31, 2014 and $77 million for the year ended December 31, 2013, as a result of assets that were deactivated in prior periods.
Liquidity and Capital Resources
Liquidity Position
As of December 31, 2014, and 2013, the Registrants' liquidity was comprised of the following:

	As of December 31,
	2014	2013
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$441	$566
Cash and cash equivalents (GenOn Mid-Atlantic) (a)	157	64
Cash and cash equivalents (REMA) (a)	322	130
Restricted cash	—	17
Total	920	777
Credit facility availability	263	151
Total liquidity	$1,183	$928
(a) At December 31, 2014, GenOn Mid-Atlantic and REMA did not satisfy the restricted payment tests and therefore, could not use such funds to distribute cash and make other restricted payments.
Management believes that the Registrants' liquidity position and cash flows from operations will be adequate to finance operating, maintenance and capital expenditures and to fund debt service obligations and other liquidity commitments. Management continues to regularly monitor the Registrants' ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management. See additional information related to the Registrants' debt in Item 15 - Note 10, Debt and Capital Leases, to the Consolidated Financial Statements.
Restricted Payments Tests
Of the $920 million of cash and cash equivalents of the Registrants' as of December 31, 2014, $157 million and $322 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of December 31, 2014, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At December 31, 2014, GenOn met the consolidated debt ratio component of the restricted payments test.

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
On October 20, 2014, Standard & Poor’s lowered the issue ratings on the pass-through certificates of GenOn Mid-Atlantic.
The following table summarizes the Registrants' credit ratings as of December 31, 2014:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	B	B3
GenOn 9.500% Senior Notes, due 2018	B	B3
GenOn 9.875% Senior Notes, due 2020	B	B3
GenOn Americas Generation 8.500% Senior Notes, due 2021	B	Caa1
GenOn Americas Generation 9.125% Senior Notes, due 2031	B	Caa1
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
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations, as described more fully in Item 15 — Note 10, Debt and Capital Leases, to the Consolidated Financial Statements; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.
Capital Expenditures
The following tables and descriptions summarize the Registrant's capital expenditures, excluding accruals, for maintenance, environmental, and growth for the year ended December 31, 2014, and the estimated capital expenditure forecast for 2015.

	Maintenance	Environmental	Growth	Total
	(in millions)
2014:
GenOn	109	57	5	171
GenOn Americas Generation	32	—	—	32
GenOn Mid-Atlantic	16	—	—	16

2015 Forecast:
GenOn	153	51	202	406
GenOn Americas Generation	68	12	—	80
GenOn Mid-Atlantic	29	10	—	39

The following table summarizes the Registrants' estimated environmental capital expenditures for the referenced periods by region:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic

2015	$51	$12	$10
2016	6	3	—
2017	1	—	—
Total (a)	$58	$15	$10
(a) The Registrants had no estimated environmental capital expenditures for years 2018 and 2019.
Operating Leases
GenOn Mid-Atlantic leases 100% interest in both the Dickerson and Morgantown coal units and associated property through 2029 and 2034, respectively, and has an option to extend the leases.  Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term.  The leases are accounted for as operating leases.  Although there is variability in the scheduled payment amounts over the lease term, rent expense is recognized for these leases on a straight-line basis.  The scheduled payment amounts for the leases are $110 million and $150 million for 2015 and 2016, respectively.  At December 31, 2014, the total notional minimum lease payments for the remaining term of the leases aggregated $1.2 billion and the aggregate termination value for the leases was approximately $978 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2014, was approximately $714 million (assuming a 10% discount rate).  NRG provides letters of credit in support of GenOn Mid-Atlantic's lease obligations in an aggregate amount equal to the greatest of the next six months scheduled rent payments, 50% of the next 12 months scheduled rent payments or $83 million.
REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal facilities, respectively through 2034 and expects to make payments through 2029. REMA also leases a 100% interest in the Shawville coal facility through 2026 and expects to make payments through that date. At the expiration of these leases, there are several renewal options related to fair value. The leases are accounted for as operating leases. The scheduled payment amounts for the REMA leases are $56 million and $61 million for 2015 and 2016, respectively. At December 31, 2014, the total notional minimum lease payments for the remaining term of the leases aggregated $634 million and the aggregate termination value for the leases was approximately $672 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2014 was approximately $397 million (assuming a 9.4% discount rate). NRG provides letters of credit in support of REMA's lease obligations to post rent reserves in an aggregate amount equal to the greater of the next six months scheduled rent payment or 50% of the next 12 months scheduled rent payments.

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
Interest Rate Risk
As of December 31, 2014, GenOn's debt fair value was $2.7 billion and the carrying value was $3.1 billion. GenOn estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $221 million. As of December 31, 2014, GenOn Americas Generation's debt fair value was $720 million and the carrying value was $929 million. GenOn Americas Generation estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $120 million.
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
As of December 31, 2014, counterparty credit exposure to a significant portion of GenOn’s counterparties was $450 million and GenOn held $1 million of collateral against these positions, resulting in a net exposure of $450 million. Approximately 90% of GenOn's exposure before collateral is expected to roll off by the end of 2016. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $445 million and GenOn Americas Generation held $1 million of collateral against those positions, resulting in a net exposure of $445 million. Approximately 90% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2016. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $107 million and GenOn Mid-Atlantic held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $107 million. Approximately $107 million of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015.

The following tables highlight the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2014, the exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	86%
Utilities, energy merchants, marketers and other	8%
ISOs	6%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-Investment grade	2%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $361 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	87%
Utilities, energy merchants, marketers and other	7%
ISOs	6%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-Investment grade	1%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $361 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $106 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
Credit Risk Related Contingent Features
Certain of the Registrants’ hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2014, was $21 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2014, was $1 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $10 million as of December 31, 2014. As of December 31, 2014, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
Item 8 — Financial Statements and Supplementary Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The financial statements and schedules of the Registrants are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.
Item 9A — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's reports on the Registrants’ internal control over financial reporting are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
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
Management's Report on Internal Control Over Financial Reporting
The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Registrants’ management, including their principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management concluded that their internal control over financial reporting was effective as of December 31, 2014.
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
Item 14 — Principal Accounting Fees and Services (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
KPMG LLP conducts an integrated audit of NRG and its subsidiaries. Professional audit services and other services rendered by KPMG LLP subsequent to December 14, 2012 were allocated to the Registrants through the Services Agreement with NRG as described in Note 16, Commitments and Contingencies, to the Registrants’ consolidated financial statements. As provided in the NRG Audit Committee Charter, the NRG Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor for the fiscal years 2013 and 2014.
The following table shows the aggregate fees related to the audit provided by KPMG LLP for fiscal years 2014 and 2013.

	2014	2013
	(in thousands)
Audit Fees(a)	$923	$3,450

(a)
Includes fees and expenses related to the audits of the Registrants’ consolidated financial statements for 2014 and 2013 and the effectiveness of GenOn’s internal controls over financial reporting for 2014 and 2013. This category also includes the review of financial statements included in the Registrants’ Quarterly Reports on Form 10-Q, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Member’s Equity
Combined Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following Consolidated Financial Statement Schedules of GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements.
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
(c) Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Energy, Inc.:
We have audited the accompanying consolidated balance sheets of GenOn Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholder’s equity for each of the years in the two-year period ended December 31, 2014 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Americas Generation, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and member’s equity for each of the years in the two-year period ended December 31, 2014 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Mid-Atlantic, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and member’s equity for each of the years in the two-year period ended December 31, 2014 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 and the periods from December 15, 2012 through December 31, 2012 (Successor) and January 1, 2012 through December 14, 2012 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Philadelphia, Pennsylvania
February 27, 2015

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Operating Revenues
Operating revenue	$3,087	$2,556	$73	$2,564
Operating revenues - affiliate	3	48	—	—
Total operating revenues	3,090	2,604	73	2,564
Operating Costs and Expenses
Cost of operations	1,759	1,715	66	2,073
Cost of operations - affiliate	418	193	—	—
Depreciation and amortization	245	249	10	339
Impairment losses	82	—	—	47
Selling, general and administrative	72	126	8	166
Selling, general and administrative - affiliate	128	88	—	—
Acquisition-related transaction and integration costs	4	70	53	11
Total operating costs and expenses	2,708	2,441	137	2,636
Loss on sale of assets	(6)	—	—	—
Operating Income/(Loss)	376	163	(64)	(72)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	4	—	—
Other income, net	1	1	—	3
Gain on sale of equity-method investment	18	—	—	—
Interest expense	(186)	(193)	(8)	(330)
Interest expense - affiliate	(12)	(12)	—	—
Loss on debt extinguishment and refinancing expense	—	(11)	—	—
Total other expense	(178)	(211)	(8)	(327)
Income/(Loss) Before Income Taxes	198	(48)	(72)	(399)
Income tax expense/(benefit)	6	(6)	—	15
Net Income/(Loss)	$192	$(42)	$(72)	$(414)
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Net Income/(Loss)	$192	$(42)	$(72)	$(414)
Other Comprehensive (Loss)/Income, net of reclassifications, net of tax of $0:
Unrealized (loss)/gain on derivatives	—	(1)	1	(18)
Defined benefit plans	(104)	101	1	(8)
Other, net	—	—	—	1
Other Comprehensive (Loss)/Income	(104)	100	2	(25)
Comprehensive Income/(Loss)	$88	$58	$(70)	$(439)

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$920	$760
Funds deposited by counterparties	54	56
Current assets held-for-sale	—	17
Accounts receivable — trade	120	178
Inventory	507	443
Derivative instruments	591	464
Derivative instruments — affiliate	11	5
Cash collateral paid in support of energy risk management activities	38	62
Prepayments and other current assets	150	177
Total current assets	2,391	2,162
Property, Plant and Equipment
In service	3,341	3,311
Under construction	140	113
Total property, plant and equipment	3,481	3,424
Less accumulated depreciation	(436)	(248)
Net property, plant and equipment	3,045	3,176
Other Assets
Intangible assets, net of accumulated amortization of $66 and $34	72	65
Derivative instruments	195	181
Derivative instruments — affiliate	10	1
Non-current assets held-for-sale	17	—
Other non-current assets	184	149
Total other assets	478	396
Total Assets	$5,914	$5,734

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2014	2013
	(In millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$10	$5
Accounts payable	135	187
Accounts payable — affiliate	14	72
Derivative instruments	382	160
Derivative instruments — affiliate	35	3
Cash collateral received in support of energy risk management activities	54	56
Accrued payroll	79	103
Accrued taxes	48	39
Accrued interest expense	44	44
Accrued expenses and other current liabilities	67	80
Total current liabilities	868	749
Other Liabilities
Long-term debt and capital leases	3,120	3,128
Postretirement and other benefit obligations	207	185
Derivative instruments	69	18
Derivative instruments — affiliate	3	—
Out-of-market contracts	969	1,045
Other non-current liabilities	277	296
Total non-current liabilities	4,645	4,672
Total Liabilities	5,513	5,421
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2013 and 2014	—	—
Additional paid-in capital	325	325
Accumulated deficit	78	(114)
Accumulated other comprehensive (loss)/income	(2)	102
Total Stockholder's Equity	401	313
Total Liabilities and Stockholder's Equity	$5,914	$5,734

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$192	$(42)	$(72)	$(414)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	245	249	10	339
Amortization of financing costs and debt discount/premiums	(58)	(72)	(4)	16
Loss on debt extinguishment	—	(28)	—	—
Amortization of out-of-market contracts and emission allowances	(38)	(45)	(2)	(45)
Amortization of unearned equity compensation	6	9	6	19
Loss/(gain) on disposals and sales of assets	6	—	—	(9)
Gain on sale of equity method investment	(18)	—	—	—
Impairment losses	82	—	—	47
Changes in derivative instruments	152	310	13	143
Postretirement benefits curtailment (gain) loss	—	—	—	2
Excess materials and supplies inventory reserve	—	—	—	35
Lower of cost or market inventory adjustments	12	—	—	108
Advance settlement of out-of-market contract obligation	—	—	—	(20)
Potomac River settlement obligation and reversal	—	—	—	(32)
Large scale remediation and settlement costs	—	—	—	(3)
Other, net	24	86	—	3
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	52	(59)	(10)	164
Inventory	(76)	(25)	(1)	(56)
Prepayments and other current assets	27	61	(27)	(31)
Accounts payable	(127)	118	(67)	(111)
Accrued expenses and other current liabilities	(33)	(71)	18	36
Other assets and liabilities	(211)	41	(16)	17
Net Cash Provided/(Used) by Operating Activities	237	532	(152)	208
Cash Flows from Investing Activities
Net proceeds from sale of NRG Marsh Landing	—	175	—	—
Capital expenditures	(171)	(301)	(12)	(557)
Proceeds from sale of assets, net	50	—	—	14
Proceeds from sale of equity method investments	35	—	—	—
Decrease in restricted cash, net	—	18	6	189
Other	10	(21)	—	2
Net Cash Used by Investing Activities	(76)	(129)	(6)	(352)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	110	—	283
Payments for short and long-term debt	(1)	(578)	—	(695)
Net Cash Used by Financing Activities	(1)	(468)	—	(412)
Net Increase/(Decrease) in Cash and Cash Equivalents	160	(65)	(158)	(556)
Cash and Cash Equivalents at Beginning of Period	760	825	983	1,539
Cash and Cash Equivalents at End of Period	$920	$760	$825	$983
Supplemental Disclosures
Interest paid, net of amount capitalized	$240	$259	$51	$279
Income taxes (received)/paid, net	$3	$(75)	$—	$11
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholder's Equity
	(In millions)
Predecessor
Balances as of December 31, 2011	$1	$7,449	$(2,163)	$(170)	$5,117
Net loss	—	—	(414)	—	(414)
Other comprehensive loss	—	—	—	(25)	(25)
Equity-based compensation	—	14	—	—	14
Balances as of December 14, 2012(a)	$1	$7,463	$(2,577)	$(195)	$4,692
Successor
Balances as of December 15, 2012(a)	$—	$277	$—	$—	$277
Net loss	—	—	(72)	—	(72)
Other comprehensive income	—	—	—	2	2
Balances as of December 31, 2012	$—	$277	$(72)	$2	$207
Net loss	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	100	100
Sale of Marsh Landing to NRG	—	48	—	—	48
Balances as of December 31, 2013	$—	$325	$(114)	$102	$313
Net income	—	—	192	—	192
Other comprehensive loss	—	—	—	(104)	(104)
Balances as of December 31, 2014	$—	$325	$78	$(2)	$401

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Operating Revenues
Operating revenues	$2,869	$2,428	$74	$2,405
Operating revenues - affiliate	60	133	3	189
Total operating revenues	2,929	2,561	77	2,594
Operating Costs and Expenses
Cost of operations	944	890	28	1,064
Cost of operations - affiliate	1,441	1,356	41	1,307
Depreciation and amortization	72	95	5	155
Selling, general and administrative	9	15	1	11
Selling, general and administrative - affiliate	79	74	2	62
Total operating costs and expenses	2,545	2,430	77	2,599
Loss on sale of assets	(6)	—	—	—
Operating Income/(Loss)	378	131	—	(5)
Other Income/(Expense)
Other expense, net	1	1	—	—
Interest expense	(66)	(66)	(3)	(70)
Interest expense — affiliate	(8)	(7)	—	(5)
Total other expense	(73)	(72)	(3)	(75)
Income/(Loss) Before Income Taxes	305	59	(3)	(80)
Income tax	—	—	—	—
Net Income/(Loss)	$305	$59	$(3)	$(80)
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$103	$63
Funds deposited by counterparties	54	—
Accounts receivable	106	151
Note receivable — affiliate	331	299
Inventory	318	270
Derivative instruments	591	462
Derivative instruments — affiliate	261	84
Cash collateral paid in support of energy risk management activities	29	50
Prepayments and other current assets	90	105
Total current assets	1,883	1,484
Property, Plant and Equipment
In service	1,250	1,287
Under construction	30	3
Total property, plant and equipment	1,280	1,290
Less accumulated depreciation	(170)	(96)
Net property, plant and equipment	1,110	1,194
Other Assets
Intangible assets, net of accumulated amortization of $66 and $34	72	64
Derivative instruments	196	181
Derivative instruments — affiliate	60	8
Other non-current assets	111	32
Total other assets	439	285
Total Assets	$3,432	$2,963
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2014	2013
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	50	90
Accounts payable — affiliate	23	86
Derivative instruments	382	160
Derivative instruments — affiliate	292	107
Cash collateral received in support of energy risk management activities	54	56
Accrued expenses and other current liabilities	93	93
Total current liabilities	899	597
Other Liabilities
Long-term debt and capital leases	929	943
Derivative instruments	69	18
Derivative instruments — affiliate	66	23
Out-of-market contracts	547	575
Other non-current liabilities	106	116
Total non-current liabilities	1,717	1,675
Total Liabilities	2,616	2,272
Commitments and Contingencies
Member’s Equity
Member’s interest	816	691
Total Member’s Equity	816	691
Total Liabilities and Member’s Equity	$3,432	$2,963
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$305	$59	$(3)	$(80)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	72	95	5	155
Amortization of financing costs and debt discount/premiums	(9)	(8)	—	—
Amortization of out-of-market contracts and emission allowances	(16)	(9)	—	—
Loss on disposals and sales of assets	6	—	—	—
Changes in derivative instruments	128	270	12	134
Excess materials and supplies inventory reserve	—	—	—	6
Lower of cost or market inventory adjustments	9	—	—	65
Potomac River settlement obligation and reversal	—	—	—	(32)
Large scale remediation and settlement costs	—	—	—	(3)
Other, net	(35)	(36)	—	—
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable – trade	39	(26)	(16)	127
Accounts receivable – affiliate	—	—	—	(9)
Inventory	(57)	(47)	(4)	(67)
Prepayments and other current assets	15	(6)	(19)	(23)
Accounts payable	(45)	1	(50)	(56)
Accounts payable - affiliate	2	15	(40)	47
Accrued expenses and other current liabilities	1	6	20	8
Other assets and liabilities	(115)	(4)	(19)	(2)
Net Cash Provided/(Used) by Operating Activities	300	310	(114)	270
Cash Flows from Investing Activities
Capital expenditures	(32)	(55)	(4)	(190)
Proceeds from sale of assets, net	50	—	—	2
Purchase of emission allowances, net of proceeds	—	(21)	—	—
Decrease in restricted cash, net	—	—	—	197
(Increase)/decrease in notes receivable - affiliate	(32)	(101)	95	(211)
Net Cash (Used)/Provided by Investing Activities	(14)	(177)	91	(202)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(3)	—	(4)
Decrease of notes payable-affiliate	—	—	—	52
Capital contributions	74	70	—	18
Distributions to member	(320)	(285)	—	(230)
Net Cash (Used)/Provided by Financing Activities	(246)	(218)	—	(164)
Net Increase/(Decrease) in Cash and Cash Equivalents	40	(85)	(23)	(96)
Cash and Cash Equivalents at Beginning of Period	63	148	171	267
Cash and Cash Equivalents at End of Period	$103	$63	$148	$171
Supplemental Disclosures
Interest paid, net of amount capitalized	$75	$73	$—	$72
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(In millions)
Predecessor
Balances as of December 31, 2011	$3,965	$—	$3,965
Net loss	(80)	—	(80)
Distributions to member	(230)	—	(230)
Capital contributions	18	—	18
Balances as of December 14, 2012(a)	$3,673	$—	$3,673
Successor
Balances as of December 15, 2012(a)	$844	$—	$844
Net loss	(3)	—	(3)
Balances as of December 31, 2012	$841	$—	$841
Net income	59	—	59
Distributions to member	(279)	—	(279)
Capital contributions	70	—	70
Balances as of December 31, 2013	$691	$—	$691
Net income	305	—	305
Distributions to member	(320)	—	(320)
Non-cash capital contributions	66	—	66
Capital contributions	74	—	74
Balances as of December 31, 2014	$816	$—	$816

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Operating Revenues
Operating revenues	$(62)	$7	$(3)	$143
Operating revenues — affiliate	1,145	872	31	846
Total operating revenues	1,083	879	28	989
Operating Costs and Expenses
Cost of operations	678	583	8	202
Cost of operations — affiliate	50	21	13	592
Depreciation and amortization	50	77	4	114
Selling, general and administrative	—	2	—	7
Selling, general and administrative — affiliate	64	64	2	39
Total operating costs and expenses	842	747	27	954
Operating Income	241	132	1	35
Other Expense
Interest expense	(2)	(1)	—	(1)
Interest expense — affiliate	(3)	(3)	—	(3)
Total other expense	(5)	(4)	—	(4)
Income Before Income Taxes	236	128	1	31
Income tax	—	—	—	—
Net Income	$236	$128	$1	$31
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$157	$64
Accounts receivable — trade	10	4
Accounts receivable — affiliate	—	35
Inventory	166	158
Derivative instruments	100	298
Derivative instruments — affiliate	141	53
Prepayments and other current assets	80	81
Total current assets	654	693
Property, Plant and Equipment
In service	1,075	1,061
Under construction	18	3
Total property, plant and equipment	1,093	1,064
Less accumulated depreciation	(135)	(77)
Net property, plant and equipment	958	987
Other Assets
Intangible assets, net of accumulated amortization of $0 and $0	10	11
Derivative instruments	—	60
Derivative instruments — affiliate	141	96
Other non-current assets	87	25
Total other assets	238	192
Total Assets	$1,850	$1,872
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2014	2013
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$5	$5
Accounts payable	27	16
Accounts payable — affiliate	14	—
Derivative instruments	1	—
Derivative instruments — affiliate	127	64
Accrued taxes and other current liabilities	53	49
Total current liabilities	227	134
Other Liabilities
Long-term debt and capital leases	—	5
Derivative instruments — affiliate	22	9
Out-of-market contracts	547	575
Other non-current liabilities	60	71
Total non-current liabilities	629	660
Total Liabilities	856	794
Commitments and Contingencies
Member’s Equity
Member’s interest	994	1,078
Total Member’s Equity	994	1,078
Total Liabilities and Member’s Equity	$1,850	$1,872
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	December 15, 2012 through	January 1, 2012 through
	2014	2013	December 31, 2012	December 14, 2012
	(In millions)			(In millions)
Cash Flows from Operating Activities
Net income	$236	$128	$1	$31
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	50	77	4	114
Loss on disposals and sales of assets	—	7	—	—
Amortization of out-of-market contracts and emission allowances	1	(11)	—	—
Changes in derivative instruments	202	260	7	115
Excess materials and supplies inventory reserve	—	—	—	4
Lower of cost or market inventory adjustments	—	—	—	65
Potomac River settlement obligation and reversal	—	—	—	(32)
Large scale remediation and settlement costs	—	—	—	(3)
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(6)	—	(2)	22
Accounts receivable - affiliate	—	—	—	10
Inventory	(8)	(21)	(4)	(46)
Prepayments and other current assets	34	(69)	(32)	(16)
Accounts payable	8	—	2	44
Accounts payable - affiliate	14	—	—	(7)
Accrued expenses and other current liabilities	4	(8)	15	—
Other assets and liabilities	(106)	(102)	(16)	(11)
Net Cash Provided/(Used) by Operating Activities	$429	261	(25)	290
Cash Flows from Investing Activities
Capital expenditures	(16)	(44)	(3)	(159)
Proceeds from the sales of assets	—	—	—	1
Decrease in restricted cash, net	—	—	—	197
Net Cash (Used)/Provided by Investing Activities	(16)	(44)	(3)	39
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(3)	—	(4)
Distributions to member	(320)	(285)	—	(230)
Net Cash Used by Financing Activities	(320)	(288)	—	(234)
Net Increase/(Decrease) in Cash and Cash Equivalents	93	(71)	(28)	95
Cash and Cash Equivalents at Beginning of Period	64	135	163	68
Cash and Cash Equivalents at End of Period	$157	$64	$135	$163
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(In millions)
Predecessor
Balances as of December 31, 2011	$3,927	$—	$3,927
Net income	31	—	31
Distributions to member	(230)	—	(230)
Balances as of December 14, 2012(a)	$3,728	$—	$3,728
Successor
Balances as of December 15, 2012(a)	$1,234	$—	$1,234
Net income	1	—	1
Balances as of December 31, 2012	$1,235	$—	$1,235
Net income	128	—	128
Distributions to member	(285)	—	(285)
Balances as of December 31, 2013	$1,078	$—	$1,078
Net income	236	—	236
Distributions to member	(320)	—	(320)
Balances as of December 31, 2014	$994	$—	$994

(a)	The differences in equity balances at December 14, 2012 and December 15, 2012 are due to the application of pushdown accounting reflecting the NRG Merger.
See notes to Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale generator engaged in the ownership and operation of power generation facilities, with approximately 19,529 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale generator with approximately 7,596 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 19,529 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in Maryland, near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,596 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly owned subsidiary of NRG North America and an indirect wholly owned subsidiary of GenOn Americas Generation.
GenOn's generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes the generation portfolio by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas	11,730	3,729	1,942
Coal	5,740	2,433	2,433
Oil	2,059	1,434	308
Total generation capacity	19,529	7,596	4,683
The Registrants sell power from their generation portfolio and offer capacity or similar products to retail electric providers and others, and provide ancillary services to support system reliability.
NRG Merger
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as a wholly owned subsidiary of NRG. The NRG Merger is accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger and Dispositions, for further discussion.
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
Predecessor and Successor Reporting
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as a wholly owned subsidiary of NRG. The NRG Merger is accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012. See Note 3, NRG Merger and Dispositions, for further discussion.
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

Inventory
Inventory is valued at the lower of weighted average cost or market, and consists principally of fuel oil, coal and raw materials used to generate electricity or steam. The Registrants remove these inventories as they are used in the production of electricity or steam. Spare parts inventory is valued at a weighted average cost, since the Registrants expect to recover these costs in the ordinary course of business. The Registrants remove these inventories when they are used for repairs, maintenance or capital projects. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows. During the year ended December 31, 2014, the Registrants recorded a lower of weighted average cost or market adjustment related to fuel oil of $12 million related to GenOn, of which $9 million relates to GenOn Americas Generation and GenOn Mid-Atlantic.
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
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.
For further discussion of these matters, refer to Note 9, Impairments.
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
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amounts of interest capitalized were as follows:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
GenOn	$11	$21	$2	$35
GenOn Americas Generation	1	2	—	3
When a project is available for operations, capitalized interest and project development costs are reclassified to property, plant and equipment and amortized on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.

Intangible Assets
Intangible assets represent contractual rights held by the Registrants. The Registrants recognize specifically identifiable intangible assets when specific rights and contracts are acquired. As of December 31, 2014 and 2013, the Registrants' intangible assets are comprised of SO2 emission allowances and CO2 emission credits held for compliance with RGGI that are held-for-use and are amortized to cost of operations based on straight line or units of production basis. The following table presents the Registrants’ amortization of intangible assets for each of the past three years:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
GenOn	$38	$25	$1	$5
GenOn Americas Generation	33	21	1	3
GenOn Mid-Atlantic	29	18	—	—
The following table presents estimated amortization of the Registrants’ intangible assets for each of the next five years:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2015	$44	$44	$35
2016	46	46	39
2017	46	46	40
2018	44	44	39
2019	43	43	38
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

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
GenOn	$78	$75	$2	$67
GenOn Americas Generation	28	28	1	—
GenOn Mid-Atlantic	28	28	1	—
The following table summarizes the estimated amortization related to the Registrants’ out-of-market contracts:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2015	$76	$28	$28
2016	81	28	28
2017	76	28	28
2018	71	28	28
2019	68	28	28

Income Taxes
GenOn
GenOn is a wholly owned subsidiary of NRG that exists as a corporate regarded entity for income tax purposes. As a result, GenOn, NRG Americas and NRG have direct liability for the majority of the federal and state income taxes resulting from GenOn's operations. GenOn has allocated income taxes as if it were a single consolidated taxpayer using the liability method in accordance with ASC 740, which requires that GenOn use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.
GenOn has two categories of income tax expense or benefit - current and deferred, as follows:
•Current income tax expense or benefit consists solely of current taxes payable less applicable tax credits, and
•Deferred income tax expense or benefit is the change in the net deferred income tax asset or liability, excluding amounts charged or credited to accumulated other comprehensive income.
GenOn reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between its financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in GenOn's consolidated balance sheets. GenOn measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. A valuation allowance is recorded to reduce GenOn's net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
GenOn accounts for uncertain tax positions in accordance with ASC 740, which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. GenOn recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.
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
GenOn Americas Generation reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between its financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in GenOn Americas Generation's consolidated balance sheets. GenOn Americas Generation measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. A valuation allowance is recorded to reduce GenOn Americas Generation's net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
GenOn Americas Generation accounts for uncertain tax positions in accordance with ASC 740, which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit recognized from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. GenOn Americas Generation recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.

GenOn Mid-Atlantic
GenOn Mid-Atlantic and GenOn Mid-Atlantic's subsidiaries are limited liability companies that are treated as branches of NRG Americas for income tax purposes. As such, GenOn, NRG Americas and NRG have direct liability for the majority of the federal and state income taxes relating to GenOn Mid-Atlantic's operations.
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
The Registrants’ primary derivative instruments are financial power and natural gas contracts, fuels purchase contracts, other energy related commodities, and interest rate instruments used to mitigate variability in earnings due to fluctuations in market prices and interest rates. On an ongoing basis, the Registrants assess the effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. Internal analyses that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such a contract designated as a hedge. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered
Revenues and expenses on contracts that qualify for the NPNS exception are recognized when the underlying physical transaction is delivered. While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, funds deposited by counterparties, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these instruments. See Note 4, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior year depreciation amounts have been recast to revise provisional purchase accounting estimates for the GenOn acquisition.

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
Recent Accounting Developments
ASU 2014-16 - In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
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

Note 3 — NRG Merger and Dispositions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Sabine Disposition (GenOn)
On December 2, 2014, GenOn, through its subsidiaries GenOn Sabine (Delaware), Inc. and GenOn Sabine (Texas), Inc., completed the sale of its 50% interest in Sabine Cogen, L.P., or Sabine, to Bayou Power, LLC, an affiliate of Rockland Capital, LLC. Sabine owns a 105 MW natural gas-fired cogeneration facility located in Texas. GenOn received cash consideration of $35 million at closing. A gain of $18 million was recognized as a result of the transaction and recorded within GenOn's consolidated statements of operations.
Kendall Disposition (GenOn and GenOn Americas Generation)
On January, 31, 2014, NRG North America LLC, a wholly owned subsidiary of GenOn Americas Generations, completed the sale of NRG Kendall LLC to Veolia Energy North America Holdings, Inc. for cash consideration of $50 million. There was a $6 million loss recorded in the consolidated results of operations of GenOn and GenOn Americas Generation during the first quarter of 2014.
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
The acquisition was recorded as a business combination, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The accounting for the business combination has been completed as of December 13, 2013. See Note 3, NRG Merger, in the Registrants' Form 10-K for the year ended December 31, 2012 for additional information related to the NRG Merger.
The following tables summarize the historical carrying amounts, the acquisition accounting adjustments, the preliminary acquisition-date fair value and the measurement period adjustments through December 13, 2013 to the provisional allocation for assets acquired and liabilities assumed initially recorded in 2012 due to the ongoing evaluation of initial estimates during the measurement period.
GenOn

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value as reported in 2013 10-K
	(In millions)
Assets
Cash	$983	$—	$983	$—	$983
Other current and non-current assets	2,049	(664)	1,385	28	1,413
Property, plant and equipment	6,286	(2,350)	3,936	(115)	3,821
Derivative assets	1,143	14	1,157	—	1,157
Deferred income taxes	220	—	220	—	220
Total assets	$10,681	$(3,000)	$7,681	$(87)	$7,594
Liabilities
Other current and non-current liabilities	$1,299	$13	$1,312	$54	$1,366
Out-of-market contracts and leases	331	733	1,064	62	1,126
Derivative liabilities	414	(15)	399	—	399
Deferred income taxes	220	—	220	—	220
Long-term debt and capital leases	3,725	478	4,203	3	4,206
Total liabilities	$5,989	$1,209	$7,198	$119	$7,317
Net assets	$4,692	$(4,209)	$483	$(206)	$277

GenOn Americas Generation

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value as reported in 2013 10-K
	(In millions)
Assets
Cash	$171	$—	$171	$—	$171
Other current and non-current assets	1,509	(531)	978	31	1,009
Property, plant and equipment	2,875	(1,546)	1,329	(106)	1,223
Derivative assets	1,226	12	1,238	—	1,238
Total assets	$5,781	$(2,065)	$3,716	$(75)	$3,641
Liabilities
Other current and non-current liabilities	$705	$(34)	$671	$32	$703
Out-of-market contracts and leases	—	540	540	64	604
Derivative liabilities	539	(10)	529	—	529
Long-term debt and capital leases	862	99	961	—	961
Total liabilities	$2,106	$595	$2,701	$96	$2,797
Net assets	$3,675	$(2,660)	$1,015	$(171)	$844
GenOn Mid-Atlantic

	Historical carrying amount	Acquisition accounting adjustment	Acquisition-date fair value as reported in 2012 10-K	Measurement period adjustments	Revised acquisition-date fair value as reported in 2013 10-K
	(In millions)
Assets
Cash	$163	$—	$163	$—	$163
Other current and non-current assets	700	(502)	198	(1)	197
Property, plant and equipment	2,399	(1,178)	1,221	(199)	1,022
Derivative assets	851	12	863	—	863
Total assets	$4,113	$(1,668)	$2,445	$(200)	$2,245
Liabilities
Other current and non-current liabilities	$198	$6	$204	$27	$231
Out-of-market contracts and leases	—	540	540	64	604
Derivative liabilities	172	(10)	162	—	162
Long-term debt and capital leases	14	—	14	—	14
Total liabilities	$384	$536	$920	$91	$1,011
Net assets	$3,729	$(2,204)	$1,525	$(291)	$1,234
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
The estimated carrying values and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities
Long and short-term debt	$3,122	$2,706	$3,120	$3,058
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
GenOn Americas Generation

	As of December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities
Long and short-term debt	$929	$720	$938	$883
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
GenOn
The following tables present assets and liabilities measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2014
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$179	$582	$46	$807
Derivative liabilities:
Commodity contracts	$105	$371	$13	$489
Other assets (b)	$21	$—	$—	$21
(a)    There were no transfers during the year ended December 31, 2014 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2013
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$141	$507	$3	$651
Derivative liabilities:
Commodity contracts	$25	$149	$7	$181
Other assets (b)	$37	$—	$—	$37
(a)    There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.
The following tables reconcile the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$(4)	$17
Total gains and losses (realized/unrealized) included in earnings	2	(17)
Purchases	35	(3)
Transfers out of Level 3 (b)	—	(1)
Balance as of end of period	$33	$(4)
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$(1)	$—

(a)	Consists of derivatives assets and liabilities, net.
(b) Transfers out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.

GenOn Americas Generation
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2014
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$208	$848	$52	$1,108
Derivative liabilities:
Commodity contracts	$137	$640	$32	$809
(a)    There were no transfers during the year ended December 31, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$153	$575	$7	$735
Derivative liabilities:
Commodity contracts	$74	$226	$8	$308
(a)    There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.
The following tables reconcile the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$(1)	$17
Total gains and losses (realized/unrealized) included in earnings	1	(17)
Purchases	20	—
Transfers out of Level 3 (b)	—	(1)
Balance as of end of period	$20	$(1)
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$—	$—

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2014
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$145	$211	$26	$382
Derivative liabilities:
Commodity contracts	$71	$73	$6	$150
(a)    There were no transfers during the year ended December 31, 2014 between Levels 1 and 2.

	As of December 31, 2013
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$87	$420	$—	$507
Derivative liabilities:
Commodity contracts	$13	$60	$—	$73
(a)    There were no transfers during the year ended December 31, 2013 between Levels 1 and 2.
The following tables reconcile the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$—	$7
Total gains and losses (realized/unrealized) included in earnings	—	(7)
Purchases	20	—
Balance as of end of period	$20	$—
The amount of the total gains/(losses) for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$—	$—
(a)    Consists of derivatives assets and liabilities, net.
Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.

Derivative Fair Value Measurements
A portion of the Registrants’ contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants’ contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants’ markets, quotes are from multiple sources. To the extent that the Registrants receive multiple quotes, prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants’ derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 6% of GenOn's derivative assets and 3% of GenOn's derivative liabilities, 5% of GenOn Americas Generation’s derivative assets and 4% of GenOn Americas Generation's derivative liabilities and 7% of GenOn Mid-Atlantic’s derivative assets and 4% of GenOn Mid-Atlantic's derivative liabilities.
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

	As of December 31,
	2014	2013
	(In millions)	(In millions)
GenOn	$—	$1
GenOn Americas Generation	—	1
GenOn Mid-Atlantic	2	3
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2014, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts the Registrants hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of December 31, 2014, GenOn recorded $38 million of cash collateral paid and $54 million of cash collateral received on its balance sheet. As of December 31, 2014, GenOn Americas Generation recorded $29 million of cash collateral paid and $54 million of cash collateral received on its balance sheet. As of December 31, 2014, GenOn Mid-Atlantic had no outstanding cash collateral paid or received on its balance sheet.

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
As of December 31, 2014, counterparty credit exposure to a significant portion of GenOn’s counterparties was $450 million and GenOn held $1 million of collateral against those positions, resulting in a net exposure of $450 million. Approximately 90% of GenOn's exposure before collateral is expected to roll off by the end of 2016. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $445 million and GenOn Americas Generation held $1 million of collateral against those positions, resulting in a net exposure of $445 million. Approximately 90% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2016. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $107 million and GenOn Mid-Atlantic held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $107 million. 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2015.
The following tables highlight the counterparty credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2014, the exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	86%
Utilities, energy merchants, marketers and other	8%
ISOs	6%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Non-Investment grade	2%
Total	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $361 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	87%
Utilities, energy merchants, marketers and other	7%
ISOs	6%
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-Investment grade	1%
Total	100%
(a)     Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Americas Generation has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $361 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a)Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
 GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties was $106 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

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
GenOn
As of December 31, 2014, GenOn’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn’s generation assets through 2016.
Also, as of December 31, 2014, GenOn had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power tolling contracts through 2015;

•	Coal purchase contracts through 2020;

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.

GenOn Americas Generation
As of December 31, 2014, GenOn Americas Generation’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Americas Generation’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Americas Generation’s generation assets through 2016.
Also, as of December 31, 2014, GenOn Americas Generation had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power tolling contracts through 2015;

•	Power transmission contracts through 2019

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.
GenOn Mid-Atlantic
As of December 31, 2014, GenOn Mid-Atlantic’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Mid-Atlantic’s generation assets' forecasted output through 2017.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Mid-Atlantic’s generation assets through 2016.
Also, as of December 31, 2014, GenOn Mid-Atlantic had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.
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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2014, and December 31, 2013. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of December 31,		As of December 31,		As of December 31,
		2014	2013	2014	2013	2014	2013
Commodity	Units	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)
Coal	Short Ton	8	6	5	4	5	4
Natural Gas	MMBtu	(21)	(111)	(74)	(113)	(79)	(119)
Power	MWh	(36)	(26)	(16)	(14)	(15)	(14)
The decrease in the natural gas position was the result of buying back a portion of the gas hedges and replacing them with power hedges, as well as the settlement of positions during the period.

Fair Value of Derivative Instruments
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$602	$469	$417	$163
Commodity contracts long-term	205	182	72	18
Total Derivatives Not Designated as Cash Flow Hedges	$807	$651	$489	$181
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$852	$546	$674	$267
Commodity contracts long-term	256	189	135	41
Total Derivatives Not Designated as Cash Flow Hedges	$1,108	$735	$809	$308
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$241	$351	$128	$64
Commodity contracts long-term	141	156	22	9
Total Derivatives Not Designated as Cash Flow Hedges	$382	$507	$150	$73
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2014	(in millions)
Commodity Contracts:
Derivative assets	$786	$(425)	$(54)	$307
Derivative assets- affiliate	21	(21)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities- affiliate	(38)	21	17	—
Total derivative instruments	$318	$—	$(37)	$281

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2014	(in millions)
Commodity Contracts:
Derivative assets	$787	$(425)	$(54)	$308
Derivative assets- affiliate	321	(321)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities- affiliate	(358)	321	17	(20)
Total derivative instruments	$299	$—	$(37)	$262
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2014	(in millions)
Commodity Contracts:
Derivative assets	$100	$—	$—	$100
Derivative assets- affiliate	282	(149)	—	133
Derivative liabilities	(1)	—	—	(1)
Derivative liabilities- affiliate	(149)	149	—	—
Total derivative instruments	$232	$—	$—	$232
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2013	(in millions)
Commodity Contracts:
Derivative assets	$645	$(154)	$(56)	$435
Derivative assets- affiliate	6	(3)	—	3
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities- affiliate	(3)	3	—	—
Total derivative instruments	$470	$—	$(56)	$414
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2013	(in millions)
Commodity Contracts:
Derivative assets	$643	$(154)	$(56)	$433
Derivative assets- affiliate	92	(92)	—	—
Derivative liabilities	(178)	154	—	(24)
Derivative liabilities- affiliate	(130)	92	—	(38)
Total derivative instruments	$427	$—	$(56)	$371

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2013	(in millions)
Commodity Contracts:
Derivative assets	$358	$—	$—	$358
Derivative assets- affiliate	149	(73)	—	76
Derivative liabilities	—	—	—	—
Derivative liabilities- affiliate	(73)	73	—	—
Total derivative instruments	$434	$—	$—	$434
Accumulated Other Comprehensive Loss (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax of zero dollars:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Accumulated OCI balance, beginning of period	$—	$1	$—	$(34)
Recognized in OCI on interest rate derivatives	—	19	1	(16)
Reclassified from accumulated OCI into earnings(a)(b)	—	(2)	—	(2)
Reversal as part of sale to NRG Yield LLC(c)	—	(18)	—	—
Accumulated OCI balance, end of period	$—	$—	$1	$(52)

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

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
GenOn

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(314)	$(367)	$(4)	$(307)
Net unrealized gains/(losses) on open positions related to economic hedges	167	40	(5)	166
Total unrealized mark-to-market losses for economic hedging activities	(147)	(327)	(9)	(141)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(1)	(4)	(8)
Net unrealized gains on open positions related to trading activity	—	1	—	6
Total unrealized mark-to-market losses for trading activity	(1)	—	(4)	(2)
Total unrealized losses	$(148)	$(327)	$(13)	$(143)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Revenue from operations — energy commodities	$(151)	$(356)	$(20)	$(159)
Cost of operations	3	29	7	16
Total impact to statement of operations	$(148)	$(327)	$(13)	$(143)
 GenOn Americas Generation

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(288)	$(296)	$(2)	$(241)
Net unrealized gains/(losses) on open positions related to economic hedges	164	25	(6)	109
Total unrealized mark-to-market losses for economic hedging activities	(124)	(271)	(8)	(132)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(1)	(4)	(8)
Net unrealized gains on open positions related to trading activity	—	1	—	6
Total unrealized mark-to-market losses for trading activity	(1)	—	(4)	(2)
Total unrealized losses	$(125)	$(271)	$(12)	$(134)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Revenue from operations — energy commodities	$(119)	$(302)	$(16)	$(153)
Cost of operations	(6)	31	4	19
Total impact to statement of operations	$(125)	$(271)	$(12)	$(134)
GenOn Mid-Atlantic

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(288)	$(296)	$(2)	$(246)
Net unrealized gains/(losses) on open positions related to economic hedges	90	35	(5)	131
Total unrealized losses	$(198)	$(261)	$(7)	$(115)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Revenue from operations — energy commodities	$(192)	$(292)	$(12)	$(120)
Cost of operations	(6)	31	5	5
Total impact to statement of operations	$(198)	$(261)	$(7)	$(115)
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2014, was $21 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2014, was $1 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which is approximately $10 million as of December 31, 2014. At December 31, 2014, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Inventory (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Inventory consisted of:
GenOn

	As of December 31,
	2014	2013
	(In millions)
Fuel oil	$211	$162
Coal	162	144
Spare parts	129	131
Other	5	6
Total Inventory	$507	$443
GenOn Americas Generation

	As of December 31,
	2014	2013
	(In millions)
Fuel oil	$181	$133
Coal	82	81
Spare parts	54	55
Other	1	1
Total Inventory	$318	$270
GenOn Mid-Atlantic

	As of December 31,
	2014	2013
	(In millions)
Fuel oil	$45	$39
Coal	82	81
Spare parts	38	37
Other	1	1
Total Inventory	$166	$158

Note 7 — Property, Plant and Equipment (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Major classes of property, plant, and equipment were as follows:
GenOn

	As of December 31,
	2014	2013	Depreciable Lives
	(In millions)
Facilities and equipment	$3,048	$2,994	2 - 34 Years
Land and improvements	293	317
Construction in progress	140	113
Total property, plant and equipment	3,481	3,424
Accumulated depreciation	(436)	(248)
Net property, plant and equipment	$3,045	$3,176
GenOn Americas Generation

	As of December 31,
	2014	2013	Depreciable Lives
	(In millions)
Facilities and equipment	$1,123	$1,148	2 - 34 Years
Land and improvements	127	139
Construction in progress	30	3
Total property, plant and equipment	1,280	1,290
Accumulated depreciation	(170)	(96)
Net property, plant and equipment	$1,110	$1,194
GenOn Mid-Atlantic

	As of December 31,
	2014	2013	Depreciable Lives
	(In millions)
Facilities and equipment	$1,014	$950	2 - 34 Years
Land and improvements	61	111
Construction in progress	18	3
Total property, plant and equipment	1,093	1,064
Accumulated depreciation	(135)	(77)
Net property, plant and equipment	$958	$987

Note 8 — Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Facilities Announced for Deactivation Due to Returns on Investment (GenOn)
The Registrants are subject to extensive environmental regulation by federal, state and local authorities under a variety of statutes, regulations and permits that address discharges into the air, water and soil, and the proper handling of solid, hazardous and toxic materials and waste. Complying with increasingly stringent environmental requirements involves significant capital and operating expenses. To the extent forecasted returns on investments necessary to comply with environmental regulations are insufficient for a particular facility, the Registrants plan to deactivate that facility. In determining the forecasted returns on investments, the Registrants factor in forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors. GenOn deactivated the following coal and natural gas units at the referenced times:

Facility or Unit	Fuel-type	Net Generation Capacity (MW)	Deactivation Date
Osceola Facility (a)	Natural Gas	463	January 2015
Coolwater Facility (b)	Natural Gas	636	January 2015
Portland Units 1 and 2 (c)	Coal	401	June 2014
Titus Coal Units	Coal	245	September 2013
Niles Unit 1	Coal	110	October 2012
Elrama Unit 4	Coal	170	October 2012
Niles Unit 2	Coal	110	June 2012
Elrama Units 1 and 3	Coal	290	June 2012
(a) NRG mothballed the Osceola facility effective January 1, 2015.
(b) The Coolwater facility was retired from service on January 1, 2015.
(c) NRG expects to return these units to service no later than the summer of 2016 using ultra-low sulfur diesel.
GenOn plans on deactivating the following coal and natural gas units at the referenced times:

Facility or Unit	Fuel-type	Net Generation Capacity (MW)	Expected Deactivation Date
Shawville Units 1, 2, 3 and 4 (a)	Coal	597	April 2015
Gilbert CT Units 1, 2, 3 and 4	Natural Gas	98	May 2015
Glen Gardner Facility	Natural Gas	160	May 2015
Werner Facility	Oil	210	May 2015
(a) NRG expects to return these units to service no later than the summer of 2016 using natural gas.

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

Note 9 — Impairments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-Lived Assets Impairments (GenOn)
2014 Impairments
Coolwater — During the fourth quarter of 2014, the Company determined that it would pursue retiring the 636 MW natural-gas fired Coolwater facility, in Dagget, California. The facility faced critical repairs on the cooling towers for Units 3 and 4 and, during the fourth quarter of 2014, did not receive any awards in a near-term capacity auction and no interest in a bilateral capacity deal. The Company considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360, Property, Plant and Equipment. The carrying amount of the assets was lower than the future net cash flows expected to be generated by the assets and as a result, the assets are considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets. The Company retired the Coolwater facility effective January 1, 2015. All remaining fixed assets of the station were written off resulting in an impairment loss of $22 million.
Osceola — During the third quarter of 2014, GenOn determined that it will pursue mothballing the 463 MW natural gas-fired Osceola facility, in Saint Cloud, Florida. GenOn considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360. The carrying amount of the assets was lower than the future net cash flows expected to be generated by the assets and as a result, the assets are considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount and the fair value of the assets. Due to the location of the facility, it was determined that the best indicator of fair value is the market value of the combustion turbines. GenOn recorded an impairment loss of approximately $60 million, which represents the excess of the carrying value over the fair market value.
2012 Impairments
On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy and a direct wholly owned subsidiary of NRG. GenOn viewed the execution of the NRG Merger Agreement as a triggering event under accounting guidance and evaluated its long-lived assets for impairment.
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

Note 10 —Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2014	2013	Interest Rate %
	(In millions, except rates)
GenOn Mid-Atlantic:
Chalk Point capital lease, due 2015	$5	$10	8.190
Subtotal GenOn Mid-Atlantic	5	10
GenOn Americas Generation:
Senior unsecured notes, due 2021	496	503	8.500
Senior unsecured notes, due 2031	433	435	9.125
Subtotal GenOn Americas Generation (a)	934	948
GenOn Energy:
Senior unsecured notes, due 2017	766	782	7.875
Senior unsecured notes, due 2018	757	780	9.500
Senior unsecured notes, due 2020	610	621	9.875
Other liability (b)	60	—
GenOn capital lease	3	2
Subtotal GenOn Energy	2,196	2,185
Subtotal	3,130	3,133
Less current maturities	10	5
Total long-term debt and capital leases	$3,120	$3,128
(a) This amount includes GenOn Mid-Atlantic.

(b)	The Long Term Service Agreement for the Hunterstown facility is accounted for as a debt financing liability in accordance with U.S. GAAP.
Long-term debt includes the following premiums:

	As of December 31,
	2014	2013
	(In millions)
GenOn Americas Generation:
Senior unsecured notes, due 2021	$46	$53
Senior unsecured notes, due 2031	33	35
GenOn Energy:
Senior unsecured notes, due 2017	41	58
Senior unsecured notes, due 2018	83	104
Senior unsecured notes, due 2020	60	71
Total premium	$263	$321
GenOn Energy (GenOn)
Senior Secured Term Loan Facility and Revolving Credit Facility. In connection with the NRG Merger, the senior secured term loan was paid off and the revolving credit facility was terminated. See Note 16, Commitments and Contingencies, for discussion of GenOn's credit agreement with NRG.
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
Senior Unsecured Notes, Due 2018 and 2020. The senior notes and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends and purchases of capital stock. At December 31, 2014, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments is limited to specified exclusions from the covenant, including up to $250 million of such restricted payments. The senior notes are subject to acceleration of GenOn’s obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non-appealable judgments after 90 days and (f) certain events of bankruptcy and insolvency.
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
Senior Unsecured Notes, Due 2017. The senior notes due 2017 of GenOn were recorded at their fair value of $800 million on the NRG Merger date. The $75 million premium is being amortized to interest expense over the life of the related notes.
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
In May 2013, Marsh Landing met the conditions under the credit agreement to convert the construction loan for the facility to a term loan which will amortize on a predetermined basis. Prior to term conversion, Marsh Landing drew the remaining funds available under the facility in order to pay costs due for construction. Marsh Landing also issued a $24 million letter of credit under the facility in support of its debt service requirements. Concurrently with the term conversion, the $80 million cash collateralized letter of credit issued by GenOn Energy Holdings on behalf of Marsh Landing in support of its collateral requirements under the PPA with PG&E was returned and the related letter of credit facility was terminated. On July 22, 2013, concurrent with the initial public offering of NRG Yield, Inc., GenOn sold its ownership interests in Marsh Landing Holdings LLC to NRG Yield LLC, including the Marsh Landing term loan, as further described in Note 15, Related Party Transactions.
Restricted Net Assets (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation and certain of their subsidiaries are holding companies and, as a result, GenOn and GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn’s and GenOn Americas Generation’s operations is generated by GenOn Mid-Atlantic. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic for GenOn and GenOn Americas Generation and REMA for GenOn. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2014, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
Pursuant to the terms of their respective lease agreements, GenOn Mid-Atlantic and REMA are restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2014, all of GenOn Mid-Atlantic’s and REMA’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(ii) of Regulation S-X. As of December 31, 2014, GenOn Mid-Atlantic and REMA had restricted net assets of $1,004 million and $(868) million, respectively.

Consolidated Annual Maturities (GenOn and GenOn Americas Generation)
Annual payments based on the maturities of GenOn's debt for the years ending after December 31, 2014 are as follows:

(In millions)
2015	$10
2016	5
2017	770
2018	761
2019	4
Thereafter	1,580
Total	$3,130
Annual payments based on the maturities of GenOn Americas Generation's debt for the years ending after December 31, 2014 are as follows:

(In millions)
2015	$5
2016	—
2017	—
2018	—
2019	—
Thereafter	929
Total	$934
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
The following table represents the balance of ARO obligations as of December 31, 2013, along with the additions, reductions and accretion related to the Registrants’ ARO obligations for the year ended December 31, 2014:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Balance as of December 31, 2013	$179	$76	$27
Additions	—	—	—
Revisions in estimates for current obligations	(12)	(2)	(2)
Spending for current obligations and other settlements	(5)	—	—
Accretion — expense	10	4	1
Balance as of December 31, 2014	$172	$78	$26

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
As a result of the application of pushdown accounting, GenOn’s benefit plan obligations were remeasured at the time of the NRG Merger. See Note 3, NRG Merger and Dispositions. As part of the change in control associated with the GenOn acquisition, NRG decided to terminate/settle the nonqualified legacy GenOn Benefit Restoration Plan and Supplemental Executive Retirement Plan. Final settlement payments totaling $12 million were paid to remaining participants during 2014.
The net periodic pension (credit)/cost related to GenOn’s pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Service cost benefits earned	$10	$13	$1	$12
Interest cost on benefit obligation	27	25	1	23
Expected return on plan assets	(34)	(31)	(1)	(30)
Amortization of unrecognized net gain	(6)	—	—	—
Net reclassifications from accumulated other comprehensive loss(a)	—	—	—	9
Curtailments	—	—	—	1
Special termination benefits	—	—	—	1
Net periodic benefit (credit)/cost	$(3)	$7	$1	$16

(a)	Net reclassifications include actuarial loss and prior service cost.

	Other Postretirement Benefits
	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Service cost benefits earned	$1	$1	$—	$1
Interest cost on benefit obligation	3	3	—	3
Net reclassifications from accumulated other comprehensive loss(a)	—	—	—	(3)
Curtailments	—	—	—	1
Plan amendments	—	—	—	(3)
Amortization of unrecognized prior service credit	(17)	(1)	—	—
Net periodic benefit (credit)/cost	$(13)	$3	$—	$(1)

(a)	Net reclassifications include actuarial gain/loss and prior service credit.

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for GenOn plans on a combined basis is as follows:

	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In millions)		(In millions)
Benefit obligation at beginning of period	$546	$585	$12	$14
Service cost	10	13	—	—
Interest cost	27	25	—	1
Actuarial loss/(gain)	103	(55)	—	—
Benefit payments	(26)	(22)	(12)	(2)
Curtailments	—	—	—	(1)
Benefit obligation at end of period	660	546	—	12
Fair value of plan assets at beginning of period	469	406	—	—
Actual return on plan assets	49	67	—	—
Employer contributions	56	18	12	2
Benefit payments	(26)	(22)	(12)	(2)
Fair value of plan assets at end of period	548	469	—	—
Funded status at end of period — excess of obligation over assets	$(112)	$(77)	$—	$(12)

	Other Postretirement Benefits
	Year Ended December 31,
	2014	2013
	(In millions)
Benefit obligation at beginning of period	$73	$87
Service cost	1	1
Interest cost	3	3
Participant contributions	2	1
Actuarial loss/(gain)	12	(7)
Benefit payments	(8)	(7)
Plan amendments	(18)	(5)
Benefit obligation at end of period	65	73
Fair value of plan assets at beginning of period	—	—
Employer contributions	6	6
Participant contributions	2	1
Benefit payments	(8)	(7)
Fair value of plan assets at end of period	—	—
Funded status at end of period — excess of obligation over assets	$(65)	$(73)
The accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2014 and 2013 for the tax-qualified defined benefit pension plans. The total accumulated benefit obligation for the tax-qualified plans at December 31, 2014 and 2013 was $631 million and $517 million, respectively.

Amounts recognized in GenOn’s balance sheets were as follows:

	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,		As of December 31,
	2014	2013	2014	2013	2014	2013
	(In millions)		(In millions)		(In millions)
Current liabilities	$—	$—	$—	$(12)	$(5)	$(6)
Non-current liabilities	(112)	(77)	—	—	(60)	(67)
Amounts recognized in GenOn’s OCI and accumulated other comprehensive income/loss for the pension and other postretirement benefit plans were as follows:

	Tax-Qualified Pension Benefits		Other Postretirement Benefits
	Net Actuarial (Loss) Gain	Prior Service Cost	Net Actuarial (Loss) Gain	Prior Service Cost
	(In millions)
Balance at December 31, 2012	$1	$—	$—	$—
Unrealized gain	91	—	7	5
Reclassification to net periodic benefit cost/credit	—	(1)	—	(1)
Total recognized in OCI for the period	91	(1)	7	4
Balance at December 31, 2013	$92	$(1)	$7	$4
Unrealized (loss)/gain	(87)	—	(12)	18
Amortization of net actuarial loss	(6)	—	—	—
Amortization of prior service cost	—	—	—	(17)
Total recognized in OCI for the period	(93)	—	(12)	1
Balance at December 31, 2014	$(1)	$(1)	$(5)	$5
The total net (gain)/loss recognized in net periodic benefit cost and OCI for the pension plans for the years ended December 31, 2014 and 2013, and the periods from December 15, 2012 through December 31, 2012, and January 1, 2012 through December 14, 2012 were $90 million, $(84) million, $0 million, and $17 million, respectively. The total net (gain)/loss recognized in net periodic benefit credit and OCI for the other postretirement benefit plans for the years ended December 31, 2014 and 2013, the periods from December 15, 2012 through December 31, 2012, and January 1, 2012 through December 14, 2012 were $(2) million, $(7) million, $0 million, and $6 million, respectively.
The estimated unrecognized loss for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income/loss to net period benefit cost during 2015 is approximately $1 million. The estimated unrecognized prior service credit for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income/loss to net period benefit cost during 2015 is approximately $4 million.

Fair Value Hierarchy of Plan Assets
GenOn's market-related value of its plan assets is the fair value of the assets. The fair values of GenOn's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$156	$156
Common/collective trust investment — non-U.S. equity	—	80	80
Common/collective trust investment — global equity	—	52	52
Common/collective trust investment — fixed income	—	246	246
Partnerships/Joint Ventures	—	12	12
Short-term investment fund	2	—	2
Total	$2	$546	$548

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Investment Funds:
U.S. equities	$—	$202	$202
Non-U.S. equities	—	139	139
Fixed income securities	—	128	128
Total	$—	$469	$469
In accordance with ASC 820, GenOn determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The fair value of the common/collective trusts is valued at fair value which is equal to the sum of the market value of all of the fund's underlying investments, and is categorized as Level 2. Partnerships/joint ventures Level 2 investments consist primarily of a partnership which invests in emerging market equity securities. In 2013, GenOn’s plan assets consisted of non-exchange-traded investment funds whose fair values reflected the net asset value of the funds based on the fair value of the fund’s underlying securities. The underlying securities held by these funds were valued using quoted prices in active markets for identical or similar assets. GenOn elected the practical expedient under the accounting guidance to measure the fair value of certain funds that use net asset value per share. Certain investment funds require redemption notification of 30 days or less for which no adjustment was made to their net asset value. There are no investments categorized as Level 3.
Assumptions
GenOn sets the discount rate assumptions on an annual basis for each of its defined benefit retirement plans as of December 31. The discount rate assumptions represent the current rate at which the associated liabilities could be effectively settled at December 31. GenOn utilizes the Aon Hewitt AA Above Median, or AA-AM, yield curve to select the appropriate discount rate assumption for each retirement plan. The AA-M yield curve is a hypothetical AA yield curve represented by a series of annualized individual spot discount rates from 6 months to 99 years. Each bond issue used to build this yield curve must be non-callable, and have an average rating of AA when averaging all available Moody's Investor Services, Standard & Poor's and Fitch ratings.
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

The following table presents the significant assumptions used to calculate GenOn's benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Weighted–Average Assumptions
Discount rate	4.18%	5.02%	3.86%	4.53%
Rate of compensation increase	2.97%	2.91%	N/A	N/A
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit obligations are:

	Other Postretirement Benefit Plans
	As of December 31,
	2014	2013
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.60%	8.50%
Age 65 and after	8.10%	8.69%
Assumed ultimate medical inflation rate	5.00%	5.50%
Year in which ultimate rate is reached	2023	2019
An annual increase of 1% in the assumed healthcare cost trend rates would correspondingly increase the postretirement benefit obligation at December 31, 2014 by $7 million. An annual decrease of 1% in the assumed healthcare cost trend rates would correspondingly decrease the postretirement benefit obligation at December 31, 2014 by $6 million
The following tables present the significant assumptions used to calculate GenOn's benefit expense/credit:

	Pension Plans
	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Weighted–Average Assumptions
Discount rate	5.02%	4.22%	4.25%	4.56%
Rate of compensation increase	2.91%	2.82%	2.82%	2.79%
Expected return on plan assets	7.00%	7.50%	7.50%	8.25%

Other Postretirement Benefit Plans
	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Weighted–Average Assumptions
Discount rate	4.53%	3.99%	4.01%	4.26%
Rate of compensation increase	N/A	N/A	N/A	N/A

GenOn’s assumed healthcare cost trend rates used for other postretirement benefit net periodic benefit expense/credit are:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.50%	8.50%	8.50%	7.50%
Age 65 and after	8.69%	8.67%	8.67%	7.71%
Assumed ultimate medical inflation rate	5.50%	5.50%	5.50%	5.50%
Year in which ultimate rate is reached	2019	2018	2018	2018
An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the total annual service and interest cost components of net period benefit credit during 2014 by less than $1 million.
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
GenOn's pension asset allocation methodology is based on the results of a study completed by a third-party investment consulting firm. The methodology divides the pension plan assets into two primary portfolios: (i) return seeking assets, those assets intended to generate returns in excess of pension liability growth (U.S. equity, Non-U.S. equity and global equity) and (ii) liability-hedging assets, those assets intended to have characteristics similar to pension liabilities (fixed income securities). As GenOn’s pension plans’ funded status improves, the methodology actively moves the plan assets from return seeking assets toward liability-hedging assets.
The target allocations for GenOn’s pension plan assets were as follows for the year ended December 31, 2014:

U.S. equities	28%
Non-U.S. equities	19%
Global equities	10%
Fixed income securities	43%
Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks are composed of the following indices:

Asset Class	Index
U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Ex-U.S. IMI Index
Global equities	MSCI All Country World Index
Fixed income securities	Barclays Capital Long Term Government/Credit Index

Expected Contributions and Benefit Payments
GenOn expects to contribute approximately $16 million to the tax-qualified pension plans during 2015.
GenOn's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Tax-Qualified Pension Benefit Payments	Other Postretirement Benefit Payments
	(In millions)
2015	$28	$6
2016	30	6
2017	29	6
2018	31	6
2019	33	6
2020 through 2024	193	25
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
GenOn also sponsors non-qualified deferred compensation plans for key and highly compensated employees. GenOn’s obligations and the related rabbi trust investments under these plans were $20 million and $22 million at December 31, 2014 and 2013, respectively. Upon completion of the NRG Merger, NRG assumed GenOn’s non-qualified plans and their respective obligations.
Expense recognized for the matching, fixed profit sharing and discretionary profit sharing contributions for the years ended December 31, 2014 and 2013, and for the periods from December 15, 2012 through December 31, 2012, and January 1, 2012 through December 14, 2012 were $0 million, $4 million, $1 million, and $30 million, respectively.

Note 13 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Income Taxes
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Current tax expense/(benefit):
Federal	$—	$(6)	$—	$15
State	6	—	—	—
Total current tax expense/(benefit)	$6	$(6)	$—	$15
A reconciliation of GenOn's federal statutory income tax provision to the effective income tax expense/(benefit) adjusted for permanent and other items during 2014, 2013 and 2012, is as follows:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions, except percentages)			(In millions, except percentages)
Income/(Loss) before income taxes	$198	$(48)	$(72)	$(399)
Provision for income taxes based on U.S. federal statutory income tax rate	70	(17)	(25)	(140)
State and local income tax provision, net of federal income taxes	14	(24)	(1)	(9)
Change in deferred tax asset valuation allowance	(100)	—	23	172
Effect of equity-related transactions	—	—	1	(5)
NRG Merger-related costs	—	—	2	—
State rate change	21	35	—	—
Other, net	1	—	—	(3)
Income tax expense/(benefit)	$6	$(6)	$—	$15

The tax effects of temporary differences between the carrying amounts of assets and liabilities in GenOn's financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(In millions)
Deferred Tax Assets:
Employee benefits	$100	$134
Pension and other postretirement benefits	113	123
Federal loss carryforwards	727	384
State loss carryforwards	125	108
Property and intangible assets	1,080	1,563
Derivative contracts	90	—
Out-of-market contracts fair value adjustment	381	136
Debt premium, net	123	136
Other	40	117
Subtotal	2,779	2,701
Valuation allowance	(2,779)	(2,672)
Net deferred tax assets	—	29
Deferred Tax Liabilities:
Derivative contracts	—	29
Net deferred tax liabilities	—	29
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2014, and 2013, GenOn recorded a net deferred tax asset of $2.8 billion and $2.7 billion, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on $2.8 billion and $2.7 billion of tax assets as of December 31, 2014 and 2013, respectively, thus a valuation allowance has been recorded. GenOn estimates it will need to generate future taxable income of approximately $8.0 billion, to fully realize the net federal deferred tax asset before expiration commencing in 2032.
In connection with the accounting for the GenOn acquisition, GenOn recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of net operating losses and other temporary differences. In addition, the excess of GenOn's historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed generated deferred tax assets and liabilities that were recorded on the acquisition date.
NOL carryforwards — At December 31, 2014, GenOn had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $727 million and state of $125 million. GenOns pre-merger federal NOLs are limited to $62 million annually.
        Valuation allowance — As of December 31, 2014, GenOn's tax effected valuation allowance was $2.8 billion, relating primarily to federal and state loss carryforwards as well as differences between book and tax basis of PP&E.
Taxes Receivable and Payable
        As of December 31, 2014, GenOn recorded a current tax payable of $3 million that represents a tax liability due for domestic state taxes.
Uncertain tax benefits
GenOn has identified uncertain tax benefits whose after-tax value was $2 million that if recognized, would impact the GenOn's income tax expense.
GenOn recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2014, GenOn accrued interest of $1 million. For the year ended December 31, 2013, GenOn did not accrue interest. As of December 31, 2014 GenOn had cumulative interest and penalties related to these uncertain tax benefits of $1 million.

Tax jurisdictions — GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2010. With few exceptions, state and local income tax examinations are no longer open for years before 2009.
The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2014	2013
	(In millions)
Balance as of January 1	$1	$6
Increase due to prior year positions	1	—
Decrease due to settlements and payments	—	(5)
Uncertain tax benefits as of December 31	$2	$1
GenOn Americas Generation
GenOn America's Generation is a wholly owned limited liability company, a disregarded entity, for federal and state income tax purposes. Therefore federal and state taxes are assessed at the parent level. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.
A reconciliation of GenOn Americas Generation's expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2014, 2013 and 2012, is as follows:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions, except percentages)			(In millions, except percentages)
Income/(Loss) before income taxes	$305	$59	$(3)	$(80)
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	107	21	(1)	(28)
State and local income tax provision, net of federal income taxes	18	6	—	(4)
LLC income not subject to taxation	(115)	(48)	1	32
State rate change	(2)	21	—	—
Other	(8)	—	—	—
Income tax (benefit)/provision	$—	$—	$—	$—
Uncertain tax benefits
GenOn Americas Generation does not have any uncertain tax benefits.
Pro Forma Income Tax Disclosures
GenOn Americas Generation
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers. NRG Americas, GenOn and NRG are otherwise directly responsible for income taxes related to GenOn Americas Generation's operations.
GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis for the years ended December 31, 2014 and 2013, the period from December 15, 2012 through December 31, 2012, and the period from January 1, 2012 through December 14, 2012.

The following table presents the pro forma reconciliation of GenOn Americas Generation's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions, except percentages)			(In millions, except percentages)
Income/(Loss) before income taxes	$305	$59	$(3)	$80
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	107	22	(1)	(28)
State and local income tax provision (benefit), net of federal income taxes	18	6	—	(4)
Change in deferred tax asset valuation allowance	(115)	(49)	1	32
State rate change	(2)	21	—	—
Other	(8)	—	—	—
Income tax provision	$—	$—	$—	$—
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2014	2013
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$85	$85
Reserves	121	124
Loss carryforwards	14	34
Property and intangible assets	1,652	1,602
Out-of-market contracts fair value adjustment	34	55
Debt premium	38	42
Other, net	36	37
Subtotal	1,980	1,979
Valuation allowance	(1,824)	(1,936)
Net deferred tax assets	156	43
Deferred Tax Liabilities:
Investment in Projects	144	43
Derivative contract assets and liabilities	12	—
Net deferred tax liabilities	156	43
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2014, and 2013, GenOn Americas Generation recorded a net deferred tax asset of $1.8 billion and $1.9 billion, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Americas believes that it is more likely than not that a benefit will not be realized on $1.8 billion and $1.9 billion of tax assets as of December 31, 2014 and 2013, respectively, thus a valuation allowance has been recorded. GenOn Americas Generation estimates it will need to generate future taxable income of approximately $5.1 billion, to fully realize the net federal deferred tax asset before expiration commencing in 2032.
In connection with the accounting for the GenOn acquisition, GenOn Americas Generation recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of net operating losses and other temporary differences. In addition, the excess of GenOn's historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed generated deferred tax assets and liabilities that were recorded on the acquisition date.

NOL carryforwards — At December 31, 2014, GenOn Americas Generation had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $14 million and state of $5 million. GenOn's pre-merger federal NOLs are limited to $62 million annually.
        Valuation allowance — As of December 31, 2014, GenOn Americas Generation's tax effected valuation allowance was $1.8 billion, relating primarily to federal and state loss carryforwards as well as differences between book and tax basis of PP&E.
Taxes Receivable and Payable
        As of December 31, 2014, GenOn Americas Generation does not have a current tax receivable or payable.
Uncertain tax benefits
GenOn Americas Generation does not have any uncertain tax benefits.
GenOn Mid-Atlantic
The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Current provision (benefit):
Federal	$82	$45	$1	$10
State	11	12	—	1
Deferred provision:
Federal	(5)	—	(1)	3
State	(1)	—	—	—
Total provision for income taxes	$87	$57	$—	$14
The following table presents the pro forma reconciliation of GenOn Mid-Atlantic's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions, except percentages)			(In millions, except percentages)
Income/(Loss) before income taxes	$236	$128	$1	$31
Provision (benefit) for income taxes based on U.S. federal statutory income tax rate	82	45	—	11
State and local income taxes	11	12	—	1
State rate change	(1)	—	—	—
Other, net	(5)	—	—	2
Income tax provision	$87	$57	$—	$14

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2014	2013
	(In millions)
Deferred Tax Assets:
Reserves	$24	$26
Loss carryforwards on derivative contracts	218	—
Property and intangible assets	45	27
Out-of-market contracts fair value adjustment	88	108
Inventory reserves	37	41
Net deferred tax assets	412	202
Deferred Tax Liabilities:
Derivative contracts	336	61
Investment in projects	25	—
Net deferred tax liabilities	361	61
Net deferred taxes	$51	$141
Pro Forma Tax Uncertainties
GenOn Mid-Atlantic does not have any uncertain tax benefits.
Note 14 — Stock-Based Compensation (GenOn)
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
The weighted average grant date fair value per option granted was $1.07 for the period from January 1, 2012 to December 14, 2012. There was no cash received from the exercise of options for the period of January 1, 2012 to December 14, 2012. There was no intrinsic value of options exercised and no tax benefits realized, as a result of net operating loss carryforwards, for the period of January 1, 2012 to December 14, 2012.
The fair value of GenOn’s non-qualified stock options was estimated on the date of grant using the Black-Scholes option-pricing model. Significant assumptions used in the fair value model with respect to the GenOn’s non-qualified stock options are summarized below:

	January 1, 2012 through December 14, 2012
	Range	Weighted Average
Expected volatility(a)	50.5%	50.5%
Expected term (in years)(b)	5	5
Risk-free rate(c)	0.89%	0.89%

(a)	GenOn estimated volatility based on historical and implied volatility (as applicable) of its common stock.

(b)	The expected term is based on a binomial lattice model.

(c)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
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
The weighted average grant date fair value per restricted stock unit granted was $2.43 for the period from January 1, 2012 to December 14, 2012. The fair value of vested restricted stock units was $8 million for the period from January 1, 2012 to December 14, 2012.
Compensation Expense
GenOn recognized compensation expense in selling, general and administrative expense in the consolidated statements of operations related to stock-based compensation. Stock-based compensation expense was $19 million for the period from January 1, 2012 to December 14, 2012.

Note 15 - Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
NRG provides GenOn, with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the year ended December 31, 2014 and 2013, GenOn recorded costs related to these services of $128 million and $88 million, respectively, as selling, general and administrative - affiliate.
Administrative Services Provided by NRG for the Successor Period and Provided by GenOn Energy for the Predecessor Periods (GenOn Americas Generation and GenOn Mid-Atlantic)
Prior to the NRG Merger, GenOn provided GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services directly relating to their facilities. GenOn Americas Generation and GenOn Mid-Atlantic reimbursed GenOn for amounts equal to the costs of providing such services. In addition, GenOn's corporate overhead costs were allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. Subsequent to the NRG Merger, NRG provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable. Costs incurred by NRG and charged directly back to NRG Americas and GenOn Mid-Atlantic are not considered to be affiliate costs for periods subsequent to the NRG Merger. Direct costs charged back to GenOn Americas Generation considered to be affiliate costs were $130 million for the period from January 1, 2012 to December 14, 2012. Direct costs charged back to GenOn Mid-Atlantic considered to be affiliate costs were $85 million for the period from January 1, 2012 to December 14, 2012.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
		(In millions)		(In millions)
Allocated costs:
Cost of operations — affiliate	$7	$9	$2	$50
Selling, general and administrative — affiliate	79	74	2	62
Total	$86	$83	$4	$112
GenOn Mid-Atlantic

	Successor
	Year Ended December 31, 2014	Year Ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)
Allocated costs:
Cost of operations — affiliate	$4	$6	$1	$32
Selling, general and administrative — affiliate	64	64	2	39
Total	$68	$70	$3	$71

Services Provided by GenOn Energy Management for the Predecessor Periods (GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Americas Generation
Prior to the NRG Merger, GenOn Energy Management provided services to certain of GenOn's indirect operating subsidiaries through power, fuel supply and services agreements. The services included the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. These transactions were recorded as operating revenues — affiliate and cost of operations — affiliate, as appropriate, in the consolidated statements of operations. Amounts due from and to GenOn's indirect operating subsidiaries were recorded as accounts receivable — affiliate or accounts payables — affiliate, as appropriate. Substantially all energy marketing overhead expenses were allocated to GenOn's operating subsidiaries. For the years ended December 31, 2014 and 2013, and the period from January 1, 2012 through December 14, 2012, GenOn Americas Generation recorded a reduction to cost of operations — affiliate of $8 million, $9 million, and $22 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation consolidated statements of operations.
GenOn Mid-Atlantic
Prior to the NRG Merger, GenOn Mid-Atlantic received services from GenOn Energy Management which included the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions were recorded as operating revenues — affiliate and cost of operations — affiliate, as appropriate, in the consolidated statements of operations. Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements were recorded as accounts payables — affiliate or accounts receivables — affiliate, as appropriate. Under these agreements, GenOn Energy Management resold GenOn Mid-Atlantic's energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic was paid the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic had counterparty credit risk in the event that GenOn Energy Management was unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic's energy products. Substantially all energy marketing overhead expenses were allocated to GenOn's operating subsidiaries. For the years ended December 31, 2014 and 2013, and the period from January 1, 2012 through December 14, 2012, GenOn Mid-Atlantic incurred $1 million, $3 million, and $4 million, respectively, of energy marketing overhead expense. These costs are included in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and NRG Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit.  At December 14, 2012, the letters of credit outstanding under GenOn's revolving credit facility, which was terminated in connection with the NRG Merger, were transferred to this credit agreement. At December 31, 2014, $237 million of letters of credit were outstanding under the NRG credit agreement for GenOn and of this amount, $173 million were issued on behalf of GenOn Americas Generation. See Note 10, Debt and Capital Leases. At December 31, 2014, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, they are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings. At December 31, 2014 and 2013, GenOn Americas Generation had a net current notes receivable from GenOn Energy Holdings of $331 million and $299 million, respectively, related to its intercompany cash management program. For the year ended December 31, 2014 and 2013, and for the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

GenOn Mid-Atlantic Distributions (GenOn Americas Generation and GenOn Mid-Atlantic)
For the year ended December 31, 2014, GenOn Mid-Atlantic made a distribution of $320 million to its parent, NRG North America LLC, who in turn made a distribution of $320 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution in the same amount, through its parent company, NRG Americas, Inc. to GenOn Energy Holdings, Inc., a subsidiary of GenOn.
For the year ended December 31, 2013, GenOn Mid-Atlantic made a distribution of $285 million to its parent, NRG North America LLC, who in turn made a distribution of $285 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution in the same amount, through its parent company, NRG Americas, Inc. to GenOn Energy Holdings, Inc., a subsidiary of GenOn.
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
Emission allowances purchased from GenOn Energy Management that were utilized during the year ended December 31, 2014 and 2013, the periods from December 15, 2012 through December 31, 2012 and January 1, 2012 through December 14, 2012 were $19 million, $17 million, $1 million, and $20 million, respectively, and are recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Operator of Leased Facilities (GenOn)
See Note 16, Commitments and Contingencies, for a discussion of the GenOn leased facilities (Conemaugh and Keystone) that GenOn also operates.
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

Note 16— Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Commitments
GenOn Mid-Atlantic Operating Leases
GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. GenOn Mid-Atlantic accounts for these leases as operating leases and recognizes rent expense on a straight-line basis over the lease term. Rent expense totaled $43 million and $41 million for the years ended December 31, 2014 and 2013, respectively, and $3 million for the period from December 15, 2012 through December 31, 2012, and $92 million, for the period from January 1, 2012 through December 14, 2012. Rent expense is included in cost of operations. As of December 31, 2014 and 2013, GenOn Mid-Atlantic has paid $157 million and $97 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepaid rent on the consolidated balance sheets. Of these amounts, $71 million is included, for both 2014 and 2013, in prepayments and other current assets (prepayments for GenOn).
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
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2014, are as follows:

(In millions)
2015	$110
2016	150
2017	144
2018	105
2019	139
Thereafter	547
Total	$1,195
REMA Operating Leases (GenOn)
GenOn, through its subsidiary, REMA, leases a 100% interest in the Shawville coal generation facility through 2026, and expects to make payments under the Shawville lease through that date, and leases 16.45% and 16.67% interest in the Keystone and Conemaugh coal generation facilities, respectively, through 2034, and expects to make payments under the Keystone and Conemaugh leases through 2029 in accordance with the terms of the leases. At the expiration of these leases, there are several renewal options related to fair value. GenOn accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. Rent expense totaled $29 million, $28 million, $2 million, and $33 million for the years ended December 31, 2014 and 2013, and for the periods from December 15, 2012 through December 31, 2012 and from January 1, 2012 through December 14, 2012, respectively, and is included in cost of operations. GenOn has paid $41 million and $22 million of lease payments in excess of rent expense recognized, which is included in prepayments on the consolidated balance sheets as of December 31, 2014 and 2013, respectively.
GenOn operates the Conemaugh and Keystone generating facilities under 5‑year agreements that expire in December 2015 that, subject to certain provisions and notifications, could be terminated annually with 1 year’s notice. GenOn is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, GenOn received fees of $11 million, $11 million, $1 million, and $9 million for the years ended December 31, 2014 and 2013 and for the periods from December 15, 2012 through December 31, 2012, and from January 1, 2012 through December 14, 2012, respectively. These fees received, which are recorded as a reduction in cost of operations, are primarily used to cover REMA’s administrative support costs of providing these services.
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
Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2014, are as follows:

(In millions)
2015	$56
2016	61
2017	63
2018	55
2019	65
Thereafter	334
Total	$634
In late April 2014, GenOn notified PJM that it no longer intends to place coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup, but instead will mothball those units beginning on April 16, 2015, and then return those units to service no later than June 1, 2016 using natural gas. Under the lease agreement for Shawville, GenOn's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws. See Note 8, Retirements, Mothballing or Long-Term Protective Layup of Generating Facilities, for a discussion of other generating facilities that GenOn expects to mothball in 2015, 2016 or 2017.

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
The Registrants’ rent expense associated with other operating leases was as follows:

	Successor			Predecessor
	2014	2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
GenOn	$12	$17	$1	$15
GenOn Americas Generation	$—	$—	$—	$3
GenOn Mid-Atlantic	$—	$—	$—	$3
Future minimum lease commitments under the Registrants’ other operating leases for the years ending after December 31, 2014, are as follows:

	GenOn(a)	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2015	$20	$8	$8
2016	14	3	1
2017	14	2	2
2018	13	2	2
2019	2	2	2
Thereafter	19	1	1
Total	$82	$18	$16

(a)	Amounts in the table exclude future sublease income of $17 million, associated with GenOn’s long-term lease for its corporate headquarters in Houston, Texas.

Fuel and Commodity Transportation Commitments
The Registrants have commitments under coal agreements and commodity transportation contracts, primarily related to natural gas and coal, of various quantities and durations. At December 31, 2014, the maximum remaining term under any individual fuel supply contract is 5 years and any transportation contract is nine years.
As of December 31, 2014, the Registrants’ commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2015	$162	$85	$85
2016	83	14	14
2017	80	13	13
2018	15	13	13
2019	1	—	—
Thereafter	4	—	—
Total	$345	$125	$125
LTSA Commitments (GenOn)
LTSA commitments primarily relate to long-term service agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2014 to 2038 based on turbine usage.
As of December 31, 2014, GenOn's commitments under such outstanding agreements are estimated as follows:

GenOn
(In millions)
2015	$15
2016	12
2017	11
2018	14
2019	15
Thereafter	173
Total	$240
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
As of December 31, 2014, the Registrants’ other commitments are estimated as follows

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2015	$7	$5	$5
2016	6	6	6
2017	6	6	6
2018	6	6	6
2019	—	—	—
Thereafter	—	—	—
Total	$25	$23	$23

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
Pending Natural Gas Litigation (GenOn)
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants’ motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Court of Appeals reversed the decision of the District Court. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision. On July 1, 2014, the U.S. Supreme Court granted the petition for a writ of certiorari. On January 12, 2015, the U.S. Supreme Court heard oral argument and the case is pending.
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

Cheswick Class Action Complaint (GenOn)
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the District Court granted GenOn’s motion to dismiss, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Court of Appeals reversed the decision of the District Court. On September 3, 2013, GenOn filed a petition for rehearing with the Court of Appeals which was subsequently denied. In February 2014, NRG filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Court of Appeals' decision. On June 2, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari. Following the U.S. Supreme Court's denial of GenOn’s petition for a writ of certiorari, the case continued to be litigated before the U.S. District Court for the Western District of Pennsylvania. After briefing by the parties on GenOn's motion to strike class allegations in the complaint, the court granted GenOn's motion, but allowed the plaintiffs the opportunity to re-file their complaint. On February 3, 2015, plaintiffs sought leave to file an amended complaint, which NRG is contesting.
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

Note 17 — Regulatory Matters (GenOn, GenOn Americas Generation, GenOn Mid-Atlantic)
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
National
Court Rejects FERC's Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC's rules (known as Order No. 745) that allow demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. The U.S. Court of Appeals for the District of Columbia Circuit issued a stay of its decision in order to allow the U.S. Supreme Court to consider the case. The U.S. Solicitor General, on behalf of FERC, filed a petition for a writ of certiorari on January 15, 2015.  On the same date, EnerNOC, Inc. and other private entities filed their own petition for a writ of certiorari in the matter. NRG filed a friend-of-the-court brief with the U.S. Supreme Court on February 17, 2015, supporting the U.S. Solicitor General's and EnerNOC's position and urging the U.S. Supreme Court to grant certiorari. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Registrants at this time.
East Region (GenOn)
RMR Agreements for Elrama and Niles — In May 2012, GenOn filed with FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility. On December 8, 2014, FERC approved a contested settlement finalizing the payments associated with the RMR services provided. The Registrants have made appropriate refunds.
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties.  NRG is disputing the applicability of the tax. On December 17, 2014, the Maryland Tax Court heard oral arguments from the parties. Additional briefing is underway.

Note 18 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including GHG, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations.
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012. In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR and then issued an opinion in August 2012 vacating CSAPR and keeping CAIR in place until the EPA could replace it. On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA issued an interim final rule in November 2014 to amend the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On February 25, 2015, the D.C. Circuit held oral argument regarding several unresolved legal issues and the Registrants expect a decision in the second quarter of 2015. While the Registrants cannot predict the final outcome of the ongoing litigation, the Registrants believe their investment in pollution controls and cleaner technologies coupled with planned plant retirements should leave the fleet well positioned for compliance.
In December 2014, the EPA proposed making the NAAQS for ozone more stringent. The EPA anticipates promulgating a more stringent ozone NAAQS by October 2015. A more stringent NAAQS would obligate the states to develop plans to reduce NOx (an ozone precursor), which might affect some of the Registrants' units.
In February 2012, the EPA promulgated standards to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits must be met beginning in April 2015 (with some units getting a 1-year extension). In November 2014, the U.S. Supreme Court agreed to review the D.C. Circuit decision that denied the petitions seeking to vacate MATS but the review will be limited to whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric generating units. The oral argument in the Supreme Court is scheduled for March 2015.
In January 2014, the EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In June 2014, the EPA proposed a rule that would require states to develop CO2 emission standards that would apply to existing fossil-fueled generating facilities. Specifically, the EPA proposed state-specific rate-based standards for CO2 emissions, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. The EPA anticipates finalizing these rules in the summer of 2015.
Water
In August 2014, the EPA finalized the regulation regarding once through cooling from existing facilities to address impingement and entrainment concerns. The Registrants anticipate that more stringent requirements will be incorporated into some of their water discharge permits over the next several years.
Byproducts, Wastes, Hazardous Materials and Contamination
In December 2014, the EPA released a pre-publication version of a final rule that when published in the Federal Register will regulate byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2010, the EPA had proposed two alternatives. Under the first proposal, these byproducts would be regulated as solid wastes. Under the second proposal, these byproducts would have been regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. The second alternative would have imposed significantly more stringent requirements and materially increased the cost of disposal of coal combustion byproducts. The Registrants are evaluating the impact of the new rule on their results of operations, financial condition and cash flows.

East Region
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
Maryland Environmental Regulations — In October 2014, the MDE released a draft of a proposed regulation regarding NOx emissions from coal-fired electric generating units. The MDE draft regulation was proposed in the Maryland Register in December 2014. If finalized as proposed, the regulation would require by June 2020 the Registrants (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. The implementation of the MDE regulation could negatively affect certain of the Registrants' coal-fired units in Maryland.
For further discussion of these matters, refer to Note 16, Commitments and Contingencies – Contingencies.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2015 through 2019 required to meet GenOn's regulatory environmental laws will be approximately $58 million for GenOn, which includes $15 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $10 million for GenOn Mid-Atlantic.
Note 19 — Guarantees (GenOn and GenOn Americas Generation)
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
The following table summarizes the maximum potential exposures that can be estimated for guarantees, indemnities, and other contingent liabilities by maturity:
GenOn

	By Remaining Maturity at December 31,					December 31,
	2014					2013
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$81	$1	$—	$—	$82	$98
Asset sales guarantee obligations	35	—	—	—	$35	0
Commercial sales arrangements	37	26	—	140	203	242
Other guarantees	10	—	—	47	57	59
Total guarantees	$163	$27	$—	$187	$377	$399

GenOn Americas Generation

	By Remaining Maturity at December 31,					December 31,
	2014					2013
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Surety bonds	$7	$—	$—	$—	$7	$6
Commercial sales arrangements	—	—	—	—	—	8
Total guarantees	$7	$—	$—	$—	$7	$14
Letters of credit and surety bonds — As of December 31, 2014, GenOn and GenOn Americas Generation and their respective subsidiaries were contingently obligated for a total of $82 million and $7 million under surety bonds, respectively. In addition, $237 million of letters of credit were issued under the NRG credit agreement with GenOn. See Note 15, Related Party Transactions. Of those letters of credit, $173 million were issued on behalf of GenOn Americas Generation's subsidiaries and $0 million were issued on behalf of GenOn Mid-Atlantic. Most of these letters of credit are issued in support of their obligations to perform under commodity agreements and surety bonds are issued for obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these surety bonds expire within one year of issuance, and it is typical for GenOn and GenOn Americas Generation to renew them on similar terms.
Commercial sales arrangements — In connection with the purchase and sale of fuel, emission allowances and power generation products to and from third parties with respect to the operation of some of GenOn’s and GenOn Americas Generation’s generation facilities in the U.S., they may be required to guarantee a portion of the obligations of certain of their subsidiaries. These obligations may include liquidated damages payments or other unscheduled payments. At December 31, 2014, GenOn is contingently obligated for a total of $101 million under such guarantees issued on behalf of GenOn Americas Generation's subsidiaries. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these commercial sales agreements.
Other guarantees — GenOn and GenOn Americas Generation have issued guarantees of obligations that their subsidiaries may incur as a provision for environmental site remediation, payment of debt obligations, rail car leases, performance under purchase, EPC and operating and maintenance agreements. In addition, at December 31, 2014, GenOn Energy Holdings has issued $4 million of guarantees on behalf of a GenOn Americas Generation subsidiary related to settlement agreement obligations. GenOn has also guaranteed some non-qualified benefits of CenterPoint’s existing retirees at September 20, 2002. The estimated maximum potential amount of future payments under the CenterPoint guarantee is $56 million at December 31, 2014 (included in the table above) and $2 million is recorded in the GenOn balance sheet for this item. GenOn and GenOn Americas Generation do not believe that they will be required to make any material payments under these guarantees.
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

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	For the Year Ended	For the Year Ended	December 15, 2012	January 1, 2012
			through	through
	December 31, 2014	December 31, 2013	December 31, 2012	December 14, 2012
		(In millions)		(In millions)
Operating Income/(Loss)	$—	$—	$—	$—
Other Income/(Expense)
Equity in losses of consolidated subsidiaries	242	17	(69)	(260)
Other income/(expense), net	84	74	4	79
Interest expense	(129)	(140)	(7)	(217)
Total other income/(expense)	197	(49)	(72)	(398)
Loss Before Income Taxes	197	(49)	(72)	(398)
Income tax (benefit)/expense	—	(6)	—	16
Net Income/(Loss)	$197	$(43)	$(72)	$(414)
See notes to condensed financial statements.

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$490	$621
Accounts receivable — affiliate	—	27
Notes receivable — affiliate	386	592
Taxes receivable and other current assets	214	7
Total current assets	1,090	1,247
Other Assets
Investment in subsidiaries	476	346
Notes receivable — affiliate	1,025	1,025
Total other assets	1,501	1,371
Total Assets	$2,591	$2,618

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accrued taxes	$1	$6
Accrued expenses and other current liabilities	34	90
Total current liabilities	35	96
Other Liabilities
Long-term debt	2,148	2,205
Other non-current liabilities	2	3
Total non-current liabilities	2,150	2,208
Total Liabilities	2,185	2,304
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2014 and 2013	—	—
Additional paid-in capital	327	327
Retained earnings	83	(114)
Accumulated other comprehensive income	(4)	101
Total Stockholder's Equity	406	314
Total Liabilities and Stockholder's Equity	$2,591	$2,618
See notes to condensed financial statements.

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	For the year ended December 31, 2014	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
	(In millions)			(In millions)
Cash Flows from Operating Activities
Net cash used by operating activities	$(165)	$491	$(66)	$(134)
Cash Flows from Investing Activities	—
Net cash form sale of Marsh Landing	—	175	—	—
Proceeds from sale of equity method investments	35
Issuance/(receipt) of notes receivables — affiliate	—	—	25	46
Net cash provided by investing activities	35	175	25	46
Cash Flows from Financing Activities
Payments of short and long-term debt	(1)	(575)	—	—
Net cash used by financing activities	(1)	(575)	—	—
Net Increase/(Decrease) in Cash and Cash Equivalents	(131)	91	(41)	(88)
Cash and Cash Equivalents at Beginning of Period	621	530	571	659
Cash and Cash Equivalents at End of Period	$490	$621	$530	$571

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$240	$138	$50	$169
Cash paid for income taxes (net of refunds received)		$—	$—	$34

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
Cash Dividends Received
For the year ended December 31, 2014 and 2013, the period from December 15, 2012 through December 31, 2012 and the period from January 1, 2012 through December 14, 2012, GenOn Energy, Inc. did not receive any cash dividends from its subsidiaries.

2.	Long-Term Debt
For a discussion of GenOn Energy, Inc.’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Energy, Inc. as of December 31, 2014 are (in millions):

2017	$725
2018	675
Thereafter	550
Total	$1,950

3.	Commitments, Contingencies and Guarantees
See Note 13, Income Taxes and Note 16, Commitments and Contingencies to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Energy, Inc.’s contingencies.
As of December 31, 2014, GenOn Energy, Inc. had $57 million of guarantees, which are included in Note 19, Guarantees, to the Registrants’ consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON ENERGY, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2014 and 2013,
Periods from December 15, 2012 through December 31, 2012
and from January 1, 2012 through December 14, 2012

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
Year Ended December 31, 2014	$1	$—	$—	$(1)		—
Year Ended December 31, 2013	4	—	—	(3)		1
December 15, 2012 through December 31, 2012	4	—	—	—		4
Predecessor
January 1, 2012 through December 14, 2012	$48	$—	$—	$(43)	(b)	$5

Income tax valuation allowance, deducted from deferred tax assets
Successor
Year Ended December 31, 2014	$2,672	$—	$107	$—		$2,779
Year Ended December 31, 2013	2,324	—	348	—		2,672
December 15, 2012 through December 31, 2012	2,300	—	24	—		2,324
Predecessor
January 1, 2012 through December 14, 2012	$1,819	$—	$165	$—		$1,984

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

Schedule I
GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			December 15, 2012	January 1, 2012
	For the Year Ended	For the Year Ended	through	through
	December 31, 2014	December 31, 2013	December 31, 2012	December 14, 2012
		(In millions)		(In millions)
Operating Income	$—	$—	$—	$—
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	371	123	—	(11)
Interest expense	(66)	(64)	(3)	(69)
Total other income/(expense)	305	59	(3)	(80)
Income/(Loss) Before Income Taxes	305	59	(3)	(80)
Income tax expense	—	—	—	—
Net Income/(Loss)	$305	$59	$(3)	$(80)
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Accounts receivable	$2	$1
Total current assets	2	1
Other Assets
Investment in subsidiaries	1,770	1,653
Other non-current assets	—	—
Total other assets	1,770	1,653
Total Assets	$1,772	$1,654

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Note payable — affiliate	$11	$11
Accrued expenses and other current liabilities	16	16
Total current liabilities	27	27
Other Liabilities
Long-term debt	929	937
Total non-current liabilities	929	937
Total Liabilities	956	964
Commitments and Contingencies
Member's Equity
Member's interest	816	690
Total member's equity	816	690
Total Liabilities and Member's Equity	$1,772	$1,654
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	For the year ended December 31, 2014	For the year ended December 31, 2013	December 15, 2012 through December 31, 2012	January 1, 2012 through December 14, 2012
		(In millions)		(In millions)
Cash Flows from Operating Activities
Net cash provided by operating activities	$197	$217	$—	$215
Cash Flows from Investing Activities
Capitalized interest	(1)	(2)	—	(3)
Proceeds from sale of assets	50	—	—	—
Net cash used by investing activities	49	(2)	—	(3)
Cash Flows from Financing Activities
Capital contributions	74	70	—	18
Distributions to member	(320)	(285)	—	(230)
Net cash used by financing activities	(246)	(215)	—	(212)
Net Decrease in Cash and Cash Equivalents	—	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—	$—

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	74	73	$—	$72

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

Cash Dividends and Distributions
For the years ended December 31, 2014 and 2013, GenOn Americas Generation, LLC, received cash dividends from its subsidiaries of $320 million and $285 million. GenOn Americas Generation, subsequently made distributions in the same amount, through its parent company NRG Americas, Inc. to GenOn Energy Holdings, Inc., a subsidiary of GenOn. During the period from December 15, 2012 through December 31, 2012, GenOn Americas Generation, LLC did not receive any cash dividends from its subsidiaries. During the period from January 1, 2012 through December 14, 2012, GenOn Americas Generation, LLC received cash dividends from its subsidiaries of $286 million.

2.	Long-Term Debt
For a discussion of GenOn Americas Generation, LLC’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Americas Generation, LLC as of December 31, 2014 are (in millions):

2019 and thereafter	850
Total	$850

3.	Commitments, Contingencies and Guarantees
See Note 16, Commitments and Contingencies, to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies.
At December 31, 2014, GenOn Americas Generation, LLC did not have any guarantees.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

For the Years Ended December 31, 2014 and 2013,
Periods from December 15, 2012 through December 31, 2012
and from January 1, 2012 through December 14, 2012

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
Year Ended December 31, 2014	$1	$—	$—	$(1)		$—
Year Ended December 31, 2013	4	—	—	(3)	(b)	1
December 15, 2012 through December 31, 2012	4	—	—	—		4
Predecessor
January 1, 2012 through December 14, 2012	$47	$—	$—	$(42)	(b)	$5

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

For the Years Ended December 31, 2014 and 2013,
Periods from December 15, 2012 through December 31, 2012
and from January 1, 2012 through December 14, 2012

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Successor
Year Ended December 31, 2014	$1	$—	$—	$(1)		$—
Year Ended December 31, 2013	4	—	—	(3)		1
December 15, 2012 through December 31, 2012	4	—	—	—	(b)	4
Predecessor
January 1, 2012 through December 14, 2012	$47	$—	$—	$(42)	(b)	$5

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	Deductions consisted primarily of reversals of credit reserves for derivative contract assets.

GenOn Energy, Inc. Exhibit Index

Exhibit No.	Exhibit Name
2.1
Stock and Note Purchase Agreement by and among Mirant Asia-Pacific Ventures, Inc., Mirant Asia-Pacific Holdings, Inc., Mirant Sweden International AB (publ), and Tokyo Crimson Energy Holdings Corporation, dated at December 11, 2006 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed December 13, 2006)

2.2**
Agreement and Plan of Merger, dated as of July 20, 2012, by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed July 23, 2012)

3.1
Fourth Amended and Restated Certificate of Incorporation of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

3.2
Eighth Amended and Restated By-Laws of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

4.1	Form of Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012)
4.2
Form of Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificates, dated at January 15, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A Amendment No. 8, Registration No. 333-48038)

4.3
Amendment No. 1 to Rights Agreement, by and between RRI Energy, Inc., JPMorgan Chase Bank, N.A., and Computershare Trust Company, N.A., dated at November 23, 2010 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2010)

4.4
Senior Indenture between Reliant Energy, Inc. and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.5
First Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.6
Second Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 4.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

4.7
Third Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

4.8
Sixth Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among RRI Energy, Inc. and Wilmington Trust Company, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

4.9
Seventh Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, between RRI Energy, Inc. and Wilmington Trust Company, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

4.10
Eighth Supplemental Indenture relating to the 6.75% Senior Secured Notes due 2014, among RRI Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

4.11
Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated at April 27, 2000 (Incorporated herein by reference to Exhibit 4.1 to the Orion Power Holdings, Inc. Registration Statement on Form S-1, Registration No. 333‑44118 filed August 18, 2000)

4.12
Fourth Supplemental Indenture relating to the 7.625% Senior Notes due 2014, between Reliant Energy, Inc. and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.13
Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, between Reliant Energy, Inc. and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.14
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 filed June 18, 2001)

4.15
Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, between Mirant Americas Generation, Inc. and Bankers Trust Company, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333‑63240 filed June 18, 2001)

4.16
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240)

4.17
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 8.50% Senior Note due 2021, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.18
Form of Sixth Supplemental Indenture from Mirant Americas Generation, LLC to Bankers Trust Company, dated at November 1, 2001, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10‑K filed February 27, 2009)

4.19
Seventh Supplemental Indenture from Mirant Americas Generation, LLC to Wells Fargo Bank, National Association, dated at January 3, 2006, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, LLC Quarterly Report on Form 10-Q filed May 14, 2007)

4.20
Form of Senior Note Indenture among Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee dated as of December 23, 2005 (Incorporated herein by reference to Exhibit 4.2 to the Mirant Corporation Annual Report on Form 10-K filed March 14, 2006)

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
4.24(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.24(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A (Incorporated herein by reference to Exhibit 4.4(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.25(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.25(b)
Schedule identifying substantially identical agreements to Participation Agreement (Incorporated herein by reference to Exhibit 4.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.26(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6 (a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.26(b)
Schedule identifying substantially identical agreement to Participation Agreement (Incorporated herein by reference to Exhibit 4.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-6166 filed May 25, 2001)

4.27(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.27(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.28(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.28(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.29(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.29(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.9(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.30(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.30(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.10(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.31(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.31(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.11(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.32(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.32(b)
Schedule identifying substantially identical notes to Series A Lessor Notes (Incorporated herein by reference to Exhibit 4.12(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.33(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.33(b)
Schedule identifying substantially identical notes to Series B Lessor Note (Incorporated herein by reference to Exhibit 4.13(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.34(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.34(b)
Schedule identifying substantially identical notes to Series B Lessor Notes (Incorporated herein by reference to Exhibit 4.14(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.35(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.35(b)
Schedule identifying substantially identical notes to Series C Lessor Notes (Incorporated herein by reference to Exhibit 4.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.36(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A Registration No. 333-61668 filed July 3, 2001)

4.36(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement constituting Exhibit 4.36(a) (Incorporated herein by reference to Exhibit 4.17(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A, Registration No. 333-61668 filed July 3, 2001)

4.37
Senior Notes Indenture, relating to the 9.50% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010 (Incorporated by reference to Exhibit 4.4 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

4.38
Supplemental Indenture, relating to the 9.50% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by and among GenOn Escrow Corp., GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2010)

4.39
Amendment No. 2, dated as of December 14, 2012, to the Rights Agreement dated as of January 15, 2001 between RRI Energy, Inc., JP Morgan Chase and Computershare Trust Company, N.A., as successor to JP Morgan Chase Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

10.1.1(a)
Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.1(b)
Schedules to Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.2(a)
Tax Allocation Agreement by and among Reliant Resources, Inc., and its affiliated companies and Reliant Energy, Incorporated and its affiliate companies dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.8 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.2(b)
Exhibit to Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.2B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.3
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.5(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.5(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.6(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.6(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.7B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.7(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.7(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.8B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.8
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.9
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.10
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.11
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.12
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.13
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.14
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.15
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.16
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.17
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.18
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.19
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among, RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.20
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.21
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.22
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.23
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.24
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.25
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.26
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.27
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.28
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.29
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Channeview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.30
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.31
Sixth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2004A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.32(a)
Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the Other Lenders Party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

10.1.32(b)†
Exhibits and Schedules to Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the Other Lenders Party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 10.34B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.33(a)
Pass Through Trust Agreement A between Reliant Energy Mid-Atlantic Power Holdings, LLC and Bankers Trust Company, made with respect to the formation of the Series A Pass Through Trust and the issuance of 8.554% Series A Pass Through Certificates, due 2005 dated as of August 24, 2000 (Incorporated herein by reference to Exhibit 4.4a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.1.33(b)
Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 10.1.33(a) (Incorporated herein by reference to Exhibit 4.4b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.1.34
Participation Agreement among Conemaugh Lessor Genco LLC, as Owner Lessor, Reliant Energy Mid‑Atlantic Power Holdings, LLC, as Facility Lessee, Wilmington Trust Company, as Lessor Manager, PSEGR Conemaugh Generation, LLC, as Owner Participant, Bankers Trust Company, as Lease Indenture Trustee, and Bankers Trust Company, as Pass Through Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.5a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.1.35
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 10.1.34 (Incorporated herein by reference to Exhibit 4.5b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.1.36(a)
First Amendment to Participation Agreement constituting Exhibit 10.1.34, dated at November 15, 2001 (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.36(b)
Exhibit M to First Amendment to Participation Agreement constituting Exhibit 10.1.36(a), dated at November 15, 2001 (Incorporated herein by reference to Exhibit 10.41B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.37
Schedule identifying substantially identical agreements to First Amendment to Participation Agreement constituting Exhibit 10.1.36(a) (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.38	Second Amendment to Participation Agreement, dated at June 18, 2003 (Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)
10.1.39
Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.1.38 (Incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.40
Guarantee by NRG Energy, Inc., as Guarantor, in favor of Reliant Energy, Inc., dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.84 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.1.41
Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as Administrative Agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.1.42(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.42(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.42(a) (Incorporated herein by reference to Exhibit 10.21(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.43(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.43(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.43(a)  (Incorporated herein by reference to Exhibit 10.22(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 May 25, 2001)

10.1.44
Credit Agreement by and among RRI Energy, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, The Royal Bank of Scotland plc, the other lenders from time to time party thereto and, from and after the closing date of the merger, Mirant Americas, Inc. (to be renamed GenOn Americas, Inc. on the closing date of the merger), dated at September 20, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

10.1.45
Purchase Agreement by and among RRI Energy, Inc., Mirant Corporation, GenOn Escrow Corp. and J.P. Morgan Securities LLC, as representative of the several initial purchasers, dated at September 20, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

10.1.46
Credit Agreement among Mirant Marsh Landing, LLC, the Royal Bank of Scotland PLC, as administrative agent and Deutsche Bank Trust Company Americas, as Collateral Agent and Depository Bank, dated as of October 8, 2010 (Incorporated by reference to Exhibit 10.1.48 to the Registrant's Annual Report on Form 10-K filed March 1, 2011)

10.1.47
Security Agreement between Mirant Marsh Landing, LLC and Deutsche Bank Trust Company Americas, as Collateral Agent, dated as of October 8, 2010 (Incorporated by reference to Exhibit 10.1.49 to the Registrant's Annual Report on Form 10-K filed March 1, 2011)

10.1.48
Pledge Agreement among Marsh Landing Holdings, LLC, Mirant Marsh Landing, LLC and Deutsche Bank Trust Company Americas, as Collateral Agent, dated at October 8, 2010 (Incorporated by reference to Exhibit 10.1.50 to the Registrant's Annual Report on Form 10-K filed March 1, 2011)

10.1.49
Collateral Agency and Intercreditor Agreement among Mirant Marsh Landing, LLC, The Royal Bank of Scotland PLC, as administrative agent, and Deutsche Bank Trust Company Americas, as Collateral Agent and Depository Bank, dated at October 8, 2010 (Incorporated by reference to Exhibit 10.1.51 to the Registrant's Annual Report on Form 10-K filed March 1, 2011)

10.1.50
Equity Contribution Agreement among Mirant Corporation, Mirant Marsh Landing, LLC, The Royal Bank of Scotland PLC, as administrative agent, and Deutsche Bank Trust Company Americas, as Collateral Agent, dated as of October 8, 2010 (Incorporated by reference to Exhibit 10.1.52 to the Registrant's Annual Report on Form 10-K filed March 1, 2011)

10.1.51
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012 (Incorporated by reference to Exhibit 10.1.51 to the Registrant's Annual Report on Form 10-K filed February 27, 2013)

10.2.1
Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.6a to the RRI Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.2
Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.2.1 (Incorporated herein by reference to Exhibit 4.6b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.3
Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.8a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.4
Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.3.3 (Incorporated herein by reference to Exhibit 4.8b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.5(a)
Facility Site Lease and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.5(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.2.5(a) (Incorporated herein by reference to Exhibit 10.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.6(a)
Facility Site Lease and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.6(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.2.6(a) (Incorporated herein by reference to Exhibit 10.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.7(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.7(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.2.7(a) (Incorporated herein by reference to Exhibit 10.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.8(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.8(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.2.8(a) (Incorporated herein by reference to Exhibit 10.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.9(a)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.9(b)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.10(a)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.10(b)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.11(a)
Ownership and Operation Agreement among Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC, and Southern Energy Mid‑Atlantic, LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.11(b)
Ownership and Operation Agreement among Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17 (b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.3.1
Agreement Regarding Prosecution of Litigation by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC, dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.85 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.3.2†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.3.3
Settlement Agreement and Release by and among Mirant Corporation, PEPCO, and PEPCO Settling Parties dated at May 30, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed May 31, 2006)

10.3.4
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
1.1
Purchase Agreement, dated at October 3, 2001, among Mirant Americas Generation, Inc. and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchasers (Incorporated herein by reference to Exhibit 1.1 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 filed May 7, 2002)

2.1
Purchase and Sale Agreement by and between Mirant Americas, Inc. and LS Power Acquisition Co. I, LLC, dated at January 15, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed January 18, 2007)

3.1
Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed November 9, 2001)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at December 3, 2010 (Incorporated herein by reference to Exhibit 3.2A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

3.3
Second Amended and Restated Limited Liability Company Agreement for GenOn Americas Generation, LLC dated December 3, 2010 (Incorporated herein by reference to Exhibit 3.3A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

4.1
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, Registration No. 333-63240 filed June 18, 2001)

4.2
Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-63240 filed June 18, 2001)

4.3
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company as trustee, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-4, Registration No. 333-63240 filed June 18, 2001)

4.4
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company as trustee, dated at October 9, 2001 relating to 8.50% Senior Notes due 2021 (Incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 filed May 7, 2002)

4.5
Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC, to Bankers Trust Company as trustee, dated at November 1, 2001 relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10-K filed February 27, 2009)

4.6
Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC, to Wells Fargo Bank National Association as successor indenture trustee, dated at January 3, 2006 relating to indenture dated May 1, 2001(Incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

4.7
Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee dated December 23, 2005 (Incorporated herein by reference to Exhibit 4.2 to Mirant Corporation Annual Report on Form 10-K filed March 14, 2006)

4.8
Registration Rights Agreement, dated at October 9, 2001, among Mirant Americas Generation, Inc., Salomon Smith Barney Inc. and Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchasers (Incorporated herein by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

10.1†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.2
Membership Interest Purchase and Sale Agreement, dated at January 31, 2007, between Mirant New York, Inc. and Alliance Energy Renewables, LLC (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

10.3
Settlement and Release of Claims Agreement, by and among the Mirant Parties, the California Parties and OMOI, dated at January 13, 2005 (Incorporated herein by reference to Exhibit 10.39 to the Mirant Corporation Annual Report on Form 10-K filed March 15, 2005)

10.4
Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.5
Administrative Services Agreement dated at January 3, 2006 by and between Mirant Americas Generation, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.7
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.8
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.9
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.10
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.11
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.12
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.13
Mirant Corporation 2005 Omnibus Incentive Compensation Plan, effective December 2005 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed January 3, 2006)

12.1
Statement of Ratio Earnings to Fixed Charges (Incorporated herein by reference to Exhibit 12.1 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 filed May 7, 2002)

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
3.1
Certificate of Formation of Southern Energy Mid-Atlantic, LLC, dated at July 12, 2000 (Incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Mid-Atlantic, LLC, filed with the Delaware Secretary of State dated at January 20, 2011 (Incorporated herein by reference to Exhibit 3.2A2 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

3.3
Second Amended and Restated Limited Liability Company Agreement of GenOn Mid-Atlantic, LLC dated January 20, 2011 (Incorporated herein by reference to Exhibit 3.3A2 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

4.1
Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to Mirant Mid-Atlantic, LLC's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.2	Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)
4.3	Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)
4.4(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.4(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A constituting Exhibit 4.4(a) (Incorporated herein by reference to Exhibit 4.4(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.5(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.5(b)
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.5(a) (Incorporated herein by reference to Exhibit 4.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.6(a)
Participation Agreement (Morgantown L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.6(b)
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.6(a) hereto (Incorporated herein by reference to Exhibit 4.6(b) to Registrant's Form S-4 in Registration No. 333-61668 filed May 25, 2001)

4.7(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.7(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7(a) (Incorporated herein by reference to Exhibit 4.7(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.8(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.8(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8(a) (Incorporated herein by reference to Exhibit 4.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.9(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.9(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.9(a) (Incorporated herein by reference to Exhibit 4.9(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.10(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.10(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.10(a) (Incorporated herein by reference to Exhibit 4.10(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.11(a)
Series A Lessor Note Due June 30, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.11(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.11(a) (Incorporated herein by reference to Exhibit 4.11(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.12(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.12(b)
Schedule identifying substantially identical notes to Series A Lessor Notes constituting Exhibit 4.12(a) (Incorporated herein by reference to Exhibit 4.12(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.13(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.13(b)
Schedule identifying substantially identical notes to Lessor Note constituting Exhibit 4.13(a) (Incorporated herein by reference to Exhibit 4.13(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668filed May 25, 2001)

4.14(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.14(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.14(a) (Incorporated herein by reference to Exhibit 4.14(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.15(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.15(b)
Schedule identifying substantially identical notes to Lessor Notes constituting Exhibit 4.15(a) (Incorporated herein by reference to Exhibit 4.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.16
Registration Rights Agreement, between Southern Energy Mid-Atlantic, LLC and Credit Suisse First Boston, acting for itself on behalf of the Purchasers, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.16 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.17(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to Registrant's Registration Statement on Form S-4/A Registration No. 333-61668 filed July 3, 2001)

4.17(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001, constituting Exhibit 4.17(a) (Incorporated herein by reference to Exhibit 4.17(b) to Registrant's Registration Statement on Form S-4/A, Registration No. 333-61668 filed July 3, 2001)

10.1†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.2
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.3
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.4
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.5
Administrative Services Agreement dated at January 3, 2006 by and between Mirant Mid-Atlantic, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6(a)
Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated at June 7, 2000 (Incorporated herein by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.6(b)
Amendment No. 1 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at September 18, 2000 (Incorporated herein by reference to Exhibit 10.1(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.6(c)
Amendment No. 2 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.1(c) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.7(a)
Interconnection Agreement (Dickerson) by and between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.2(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.7(b)
Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.7(a) hereto (Incorporated herein by reference to Exhibit 10.2(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.8(a)
Easement, License and Attachment Agreement (Dickerson Station) by and between Potomac Electric Power Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.8(b)
Schedule identifying substantially identical agreements to Easement, License and Attachment Agreement constituting Exhibit 10.8(a) (Incorporated herein by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.9(a)
Bill of Sale (SEMA: Dickerson; Morgantown; RR Spur; Production Service Center) by Potomac Electric Power Company, for the benefit of Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.9(b)
Schedule identifying substantially identical documents to Bill of Sale constituting Exhibit 10.9(a) hereto (Incorporated herein by reference to Exhibit 10.4(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.10(a)
Facility Site Lease and Easement Agreement (L1) among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.10(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.10(a) (Incorporated herein by reference to Exhibit 10.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.11(a)
Facility Site Lease and Easement Agreement (L1) among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.11(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.11(a) (Incorporated herein by reference to Exhibit 10.6(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.12(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.12(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.12(a) (Incorporated herein by reference to Exhibit 10.7(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.13(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.13(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.13(a) (Incorporated herein by reference to Exhibit 10.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.14
Capital Contribution Agreement by and between Southern Energy, Inc. and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.15
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Peaker, LLC in the original principal amount of $71,110,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.16
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River, LLC in the original principal amount of $152,165,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.17(a)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.17(b)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC and Morgantown OL7 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.18(a)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.18(b)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC and Morgantown OL7 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.19(a)
Ownership and Operation Agreement between Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.19(b)
Ownership and Operation Agreement between Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 constituting Exhibit 10.19(a) (Incorporated herein by reference to Exhibit 10.17(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.20(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.20(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.20(a) (Incorporated herein by reference to Exhibit 10.21(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.21(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.21(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) (Incorporated herein by reference to Exhibit 10.22(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.22
Credit Agreement among Mirant North America, LLC, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

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

GENON ENERGY, INC. (Registrant)

By:	/s/ DAVID CRANE

David Crane Chief Executive Officer

Date: February 27, 2015

GENON ENERGY, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ DAVID CRANE	President and Chief Executive Officer and Director
	David Crane	of GenOn Energy, Inc. (Principal Executive Officer)
Date:	February 27, 2015

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	of GenOn Energy, Inc. (Principal Financial Officer)
Date:	February 27, 2015

	/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
	Ronald B. Stark	of GenOn Energy, Inc. (Principal Accounting Officer)
Date:	February 27, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

By:	/s/ DAVID CRANE

David Crane Chief Executive Officer

Date: February 27, 2015

GENON AMERICAS GENERATION, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ DAVID CRANE	President and Chief Executive Officer and Manager
	David Crane	of GenOn Americas Generation, LLC
Date:	February 27, 2015	(Principal Executive Officer)

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	and Manager of GenOn Americas Generation, LLC
Date:	February 27, 2015	(Principal Financial Officer)

	/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
	Ronald B. Stark	of GenOn Americas Generation, LLC
Date:	February 27, 2015	(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

By:	/s/ DAVID CRANE

David Crane Chief Executive Officer

Date: February 27, 2015

GENON MID-ATLANTIC, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ DAVID CRANE	President and Chief Executive Officer and Manager
	David Crane	of GenOn Mid-Atlantic, LLC
Date:	February 27, 2015	(Principal Executive Officer)

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	and Manager of GenOn Mid-Atlantic, LLC
Date:	February 27, 2015	(Principal Financial Officer)

	/s/ RONALD B. STARK	Vice President and Chief Accounting Officer
	Ronald B. Stark	of GenOn Mid-Atlantic, LLC
Date:	February 27, 2015	(Principal Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.