Form 10-Q
period 2015-03-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2015-05-08
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2015

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2014, and the following:

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

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants' generation units for all of their costs;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2014 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2014
Ameren	AmerenEnergy Resources Generating Company
Ancillary Services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GEM	GenOn Energy Management, LLC
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
IPPNY	Independent Power Producers of New York
ISO	Independent System Operator, also referred to as RTO
LIBOR	London Inter-Bank Offered Rate
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral

NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RSSA	Reliability Support Services Agreement
RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$749	$1,026
Operating revenues — affiliate	5	24
Total operating revenues	754	1,050
Operating Costs and Expenses
Cost of operations	524	622
Cost of operations — affiliate	89	255
Depreciation and amortization	56	62
Selling, general and administrative	—	18
Selling, general and administrative — affiliate	47	33
Acquisition-related transaction and integration costs	—	1
Total operating costs and expenses	716	991
Loss on sale of assets	—	(6)
Operating Income	38	53
Other Income/(Expense)
Other income, net	3	1
Interest expense	(50)	(47)
Interest expense — affiliate	(3)	(3)
Total other expense	(50)	(49)
(Loss)/Income Before Income Taxes	(12)	4
Income tax (benefit)/expense	(1)	1
Net (Loss)/Income	$(11)	$3

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Net (Loss)/Income	$(11)	$3
Other Comprehensive Loss, net of tax of $0:
Defined benefit plans	(1)	—
Other comprehensive loss	(1)	—
Comprehensive (Loss)/Income	$(12)	$3

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,125	$920
Funds deposited by counterparties	29	54
Accounts receivable — trade	95	120
Inventory	400	507
Derivative instruments	484	591
Derivative instruments — affiliate	14	11
Cash collateral paid in support of energy risk management activities	100	38
Deferred income taxes	48	—
Prepayments and other current assets	138	150
Total current assets	2,433	2,391
Property, plant and equipment, net of accumulated depreciation of $491 and $436	3,036	3,045
Other Assets
Intangible assets, net of accumulated amortization of $76 and $66	70	72
Derivative instruments	234	195
Derivative instruments — affiliate	12	10
Assets held-for-sale	17	17
Other non-current assets	173	184
Total other assets	506	478
Total Assets	$5,975	$5,914
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$8	$10
Accounts payable	125	135
Accounts payable — affiliate	11	14
Derivative instruments	393	382
Derivative instruments — affiliate	38	35
Cash collateral received in support of energy risk management activities	29	54
Accrued expenses and other current liabilities	252	238
Total current liabilities	856	868
Other Liabilities
Long-term debt and capital leases	3,105	3,120
Deferred income taxes	48	—
Derivative instruments	137	69
Derivative instruments — affiliate	2	3
Out-of-market contracts	951	969
Other non-current liabilities	487	484
Total non-current liabilities	4,730	4,645
Total Liabilities	5,586	5,513
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	325	325
Retained earnings	67	78
Accumulated other comprehensive loss	(3)	(2)
Total Stockholder's Equity	389	401
Total Liabilities and Stockholder's Equity	$5,975	$5,914
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(11)	$3
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	56	62
Amortization of financing costs and debt discount/premiums	(15)	(14)
Amortization of out-of-market contracts and emission allowances	(3)	(28)
Loss on sale of asset	—	6
Changes in derivative instruments	144	237
Changes in collateral deposits supporting energy risk management activities	(62)	(310)
Changes in other working capital	141	171
Net Cash Provided by Operating Activities	250	127
Cash Flows from Investing Activities
Capital expenditures	(44)	(33)
Proceeds from sale of assets, net of cash disposed of	—	50
Other	—	5
Net Cash (Used)/Provided by Investing Activities	(44)	22
Cash Flows from Financing Activities
Payments for short and long-term debt	(1)	—
Net Cash Used by Financing Activities	(1)	—
Net Increase in Cash and Cash Equivalents	205	149
Cash and Cash Equivalents at Beginning of Period	920	760
Cash and Cash Equivalents at End of Period	$1,125	$909

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$703	$957
Operating revenues — affiliate	23	108
Total operating revenues	726	1,065
Operating Costs and Expenses
Cost of operations	323	371
Cost of operations — affiliate	354	562
Depreciation and amortization	17	22
Selling, general and administrative	—	2
Selling, general and administrative — affiliate	21	18
Total operating costs and expenses	715	975
Loss on sale of assets	—	(6)
Operating Income	11	84
Other Expense
Interest expense	(16)	(17)
Interest expense — affiliate	(2)	(2)
Total other expense	(18)	(19)
(Loss)/Income Before Income Taxes	(7)	65
Income tax	—	—
Net (Loss)/Income	$(7)	$65

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$244	$103
Funds deposited by counterparties	29	54
Accounts receivable — trade	81	106
Accounts receivable — affiliate	35	—
Note receivable — affiliate	331	331
Inventory	246	318
Derivative instruments	484	591
Derivative instruments — affiliate	271	261
Cash collateral paid in support of energy risk management activities	91	29
Prepayments and other current assets	85	90
Total current assets	1,897	1,883
Property, plant and equipment, net of accumulated depreciation of $188 and $170	1,111	1,110
Other Assets
Intangible assets, net of accumulated amortization of $76 and $66	70	72
Derivative instruments	234	196
Derivative instruments — affiliate	101	60
Other non-current assets	93	111
Total other assets	498	439
Total Assets	$3,506	$3,432
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$3	$5
Accounts payable	66	50
Accounts payable — affiliate	—	23
Derivative instruments	393	382
Derivative instruments — affiliate	280	292
Cash collateral received in support of energy risk management activities	29	54
Accrued expenses and other current liabilities	121	93
Total current liabilities	892	899
Other Liabilities
Long-term debt and capital leases	926	929
Derivative instruments	137	69
Derivative instruments — affiliate	94	66
Out-of-market contracts	541	547
Other non-current liabilities	107	106
Total non-current liabilities	1,805	1,717
Total Liabilities	2,697	2,616
Commitments and Contingencies
Member’s Equity
Member’s interest	809	816
Total Member’s Equity	809	816
Total Liabilities and Member’s Equity	$3,506	$3,432
See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(7)	$65
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	17	22
Amortization of debt premiums	(2)	(2)
Amortization of out-of-market contracts and emission allowances	9	2
Loss on sale of assets	—	6
Changes in derivative instruments	113	149
Changes in collateral deposits supporting energy risk management activities	(62)	(367)
Changes in other working capital	89	244
Net Cash Provided by Operating Activities	157	119
Cash Flows from Investing Activities
Capital expenditures	(15)	(7)
Decrease in note receivable — affiliate	—	110
Proceeds from sale of assets, net of cash disposed of	—	50
Net Cash (Used)/Provided by Investing Activities	(15)	153
Cash Flows from Financing Activities
Payments for short and long-term debt	(1)	—
Net Cash Used by Financing Activities	(1)	—
Net Increase in Cash and Cash Equivalents	141	272
Cash and Cash Equivalents at Beginning of Period	103	63
Cash and Cash Equivalents at End of Period	$244	$335

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$5	$(151)
Operating revenues — affiliate	271	478
Total operating revenues	276	327
Operating Costs and Expenses
Cost of operations	164	234
Cost of operations — affiliate	57	15
Depreciation and amortization	16	19
Selling, general and administrative — affiliate	15	15
Total operating costs and expenses	252	283
Operating Income	24	44
Other Expense
Interest expense — affiliate	(1)	(1)
Total other expense	(1)	(1)
Income Before Income Taxes	23	43
Income tax	—	—
Net Income	$23	$43

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$275	$157
Accounts receivable — trade	2	10
Inventory	152	166
Derivative instruments	83	100
Derivative instruments — affiliate	145	141
Prepayments and other current assets	76	80
Total current assets	733	654
Property, plant and equipment, net of accumulated depreciation of $151 and $135	947	958
Other Assets
Intangible assets, net of accumulated amortization of $45 and $0	13	10
Derivative instruments — affiliate	150	141
Other non-current assets	68	87
Total other assets	231	238
Total Assets	$1,911	$1,850
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$3	$5
Accounts payable	24	27
Accounts payable — affiliate	10	14
Derivative instruments	1	1
Derivative instruments — affiliate	147	127
Accrued expenses and other current liabilities	69	53
Total current liabilities	254	227
Other Liabilities
Derivative instruments — affiliate	48	22
Out-of-market contracts	540	547
Other non-current liabilities	52	60
Total non-current liabilities	640	629
Total Liabilities	894	856
Commitments and Contingencies
Member’s Equity
Member’s interest	1,017	994
Total Member’s Equity	1,017	994
Total Liabilities and Member’s Equity	$1,911	$1,850

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net Income	$23	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	19
Amortization of out-of-market contracts and emission allowances	17	—
Changes in derivative instruments	50	155
Changes in other working capital	21	62
Net Cash Provided by Operating Activities	127	279
Cash Flows from Investing Activities
Capital expenditures	(8)	(6)
Net Cash Used by Investing Activities	(8)	(6)
Cash Flows from Financing Activities
Payments for short and long-term debt	(1)	—
Net Cash Used by Financing Activities	(1)	—
Net Increase in Cash and Cash Equivalents	118	273
Cash and Cash Equivalents at Beginning of Period	157	64
Cash and Cash Equivalents at End of Period	$275	$337

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 18,430 MW of net electric generating capacity located in the U.S. In the first quarter of 2015, the GenOn mothballed Osceola and retired Coolwater resulting in a net decrease in operating generation capacity of 1,099 MW from December 31, 2014.
GenOn Americas Generation is a wholesale power generator with approximately 7,596 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 18,430 MW of net electric generating capacity of GenOn.
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
This is a combined quarterly report of the Registrants for the quarter ended March 31, 2015. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the Registrants' 2014 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of March 31, 2015, and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2015, and 2014.
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
ASU 2015-02 — In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Registrants adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
ASU 2014-16 — In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Registrants adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
Oil Inventory Adjustment (GenOn and GenOn Americas Generation)
During the first quarter of 2015, certain oil inventory was identified as unusable and the related value of $11 million was written off to cost of operations in the statement of operations.

Note 3 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2014 Form 10-K.
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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$3,107	$2,829	$3,122	$2,706
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
GenOn Americas Generation

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$926	$796	$929	$720
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$197	$516	$31	$744
Derivative liabilities:
Commodity contracts	$118	$437	$15	$570
Other assets (b)	$20	$—	$—	$20
(a) There were no transfers during the three months ended March 31, 2015, between Levels 1 and 2.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$179	$582	$46	$807
Derivative liabilities:
Commodity contracts	$105	$371	$13	$489
Other assets (b)	$21	$—	$—	$21
(a) There were no transfers during the year ended December 31, 2014, between Levels 1 and 2.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.
The following table reconciles, for the three months ended March 31, 2015, and 2014, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2015	2014
	Derivatives (a)
	(In millions)
Beginning balance	$33	$(4)
Total (losses)/gains included in earnings — realized/unrealized	(13)	4
Purchases	(4)	—
Transfers into Level 3 (b)	—	(2)
Ending balance	$16	$(2)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$(7)	$—
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
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$235	$816	$39	$1,090
Derivative liabilities:
Commodity contracts	$146	$735	$23	$904
(a) There were no transfers during the three months ended March 31, 2015, between Levels 1 and 2.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$208	$848	$52	$1,108
Derivative liabilities:
Commodity contracts	$137	$640	$32	$809
(a) There were no transfers during the year ended December 31, 2014, between Levels 1 and 2.

The following table reconciles, for the three months ended March 31, 2015, and 2014, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2015	2014
	Derivatives (a)
	(In millions)
Beginning balance	$20	$(1)
Total (losses)/gains included in earnings — realized/unrealized	(1)	2
Purchases	(3)	—
Transfers into Level 3 (b)	—	(1)
Ending balance	$16	$—
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$(1)	$—
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
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$166	$190	$22	$378
Derivative liabilities:
Commodity contracts	$75	$115	$6	$196
(a) There were no transfers during the three months ended March 31, 2015, between Levels 1 and 2.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$145	$211	$26	$382
Derivative liabilities:
Commodity contracts	$71	$73	$6	$150
(a) There were no transfers during the year ended December 31, 2014, between Levels 1 and 2.

The following table reconciles, for the three months ended March 31, 2015, and 2014, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2015	2014
	Derivatives (a)
	(In millions)
Beginning balance	$20	$—
Total losses included in earnings — realized/unrealized	(1)	—
Purchases	(3)	—
Ending balance	$16	$—
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$(1)	$—
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2015, contracts valued with prices provided by models and other valuation techniques make up 4% of GenOn's derivative assets and 3% of GenOn's derivative liabilities, 4% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 6% of GenOn Mid-Atlantic’s derivative assets and 3% of GenOn Mid-Atlantic's derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. The Registrants' credit reserves were as follows:

	As of March 31, 2015	As of December 31, 2014
(In millions)
GenOn	$—	$—
GenOn Americas Generation	—	—
GenOn Mid-Atlantic	2	2
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Registrants' 2014 Form 10-K, the following is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.

Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2014 Form 10-K. As of March 31, 2015, GenOn's counterparty credit exposure was $361 million and GenOn held $4 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $361 million. Approximately 83% of GenOn's exposure before collateral is expected to roll off by the end of 2016. As of March 31, 2015, GenOn Americas Generation’s counterparty credit exposure was $347 million and GenOn Americas Generation held $4 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $347 million. Approximately 85% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2016. As of March 31, 2015, GenOn Mid-Atlantic’s counterparty credit exposure was $83 million and GenOn Mid-Atlantic held no collateral (cash and letters or credit) against those positions, resulting in a net exposure of $83 million. 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2016. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	72%
Utilities, energy merchants, marketers and other	12
ISOs	16
Total as of March 31, 2015	100%

Category	Net Exposure (a) (% of Total)
Investment grade	97%
Below investment grade	2
Non-rated	1
Total as of March 31, 2015	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $285 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	75%
Utilities, energy merchants, marketers and other	8
ISOs	17
Total as of March 31, 2015	100%

Category	Net Exposure (a) (% of Total)
Investment grade	99%
Non-rated	1
Total as of March 31, 2015	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $285 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $83 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
Note 4 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the 2014 Form 10-K.
Energy-Related Commodities (GenOn)
As of March 31, 2015, GenOn had energy-related derivative financial instruments extending through 2017.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of March 31, 2015, and December 31, 2014. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of March 31, 2015	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014
Commodity	Units	(In millions)
Coal	Short Ton	7	8	5	5	5	5
Natural Gas	MMBtu	85	(21)	(38)	(74)	(52)	(79)
Power	MWh	(41)	(36)	(16)	(16)	(14)	(15)
The decrease in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$498	$602	$431	$417
Commodity contracts long-term	246	205	139	72
Total Derivatives Not Designated as Cash Flow Hedges	$744	$807	$570	$489

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$755	$852	$673	$674
Commodity contracts long-term	335	256	231	135
Total Derivatives Not Designated as Cash Flow Hedges	$1,090	$1,108	$904	$809
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$228	$241	$148	$128
Commodity contracts long-term	150	141	48	22
Total Derivatives Not Designated as Cash Flow Hedges	$378	$382	$196	$150
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$718	$(466)	$(25)	$227
Derivative assets - affiliate	26	(26)	—	—
Derivative liabilities	(530)	466	—	(64)
Derivative liabilities - affiliate	(40)	26	14	—
Total derivative instruments	$174	$—	$(11)	$163
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$718	$(466)	$(25)	$227
Derivative assets - affiliate	372	(372)	—	—
Derivative liabilities	(530)	466	—	(64)
Derivative liabilities - affiliate	(374)	372	2	—
Total derivative instruments	$186	$—	$(23)	$163

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$83	$(1)	$—	$82
Derivative assets - affiliate	295	(195)	—	100
Derivative liabilities	(1)	1	—	—
Derivative liabilities - affiliate	(195)	195	—	—
Total derivative instruments	$182	$—	$—	$182
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$786	$(425)	$(54)	$307
Derivative assets - affiliate	21	(21)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities - affiliate	(38)	21	17	—
Total derivative instruments	$318	$—	$(37)	$281
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$787	$(425)	$(54)	$308
Derivative assets - affiliate	321	(321)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities - affiliate	(358)	321	17	(20)
Total derivative instruments	$299	$—	$(37)	$262
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$100	$—	$—	$100
Derivative assets - affiliate	282	(149)	—	133
Derivative liabilities	(1)	—	—	(1)
Derivative liabilities - affiliate	(149)	149	—	—
Total derivative instruments	$232	$—	$—	$232

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
GenOn

	Three months ended March 31,
(In millions)	2015	2014
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(86)	$(60)
Net unrealized losses on open positions related to economic hedges	(62)	(171)
Total unrealized mark-to-market losses for economic hedging activities	(148)	(231)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(1)
Total unrealized mark-to-market losses for trading activity	—	(1)
Total unrealized losses	$(148)	$(232)

	Three months ended March 31,
(In millions)	2015	2014
Revenue from operations — energy commodities	$(99)	$(225)
Cost of operations	(49)	(7)
Total impact to statements of operations	$(148)	$(232)
 GenOn Americas Generation

	Three months ended March 31,
(In millions)	2015	2014
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(95)	$(57)
Net unrealized losses on open positions related to economic hedges	(22)	(93)
Total unrealized mark-to-market losses for economic hedging activities	(117)	(150)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(1)
Total unrealized mark-to-market losses for trading activity	—	(1)
Total unrealized losses	$(117)	$(151)

	Three months ended March 31,
(In millions)	2015	2014
Revenue from operations — energy commodities	$(86)	$(145)
Cost of operations	(31)	(6)
Total impact to statements of operations	$(117)	$(151)

GenOn Mid-Atlantic

	Three months ended March 31,
(In millions)	2015	2014
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(27)	$(63)
Net unrealized losses on open positions related to economic hedges	(28)	(92)
Total unrealized losses	$(55)	$(155)

	Three months ended March 31,
(In millions)	2015	2014
Revenue from operations — energy commodities	$(24)	$(150)
Cost of operations	(31)	(5)
Total impact to statements of operations	$(55)	$(155)
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of March 31, 2015, was $39 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of March 31, 2015, was $1 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which was zero for GenOn and GenOn Americas Generation as of March 31, 2015. As of March 31, 2015, GenOn Mid-Atlantic is not party to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due.
See Note 3, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
Note 5 —  Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014
(Loss)/Income before income taxes	$(12)	$4
Income tax (benefit)/expense	(1)	1
Effective tax rate	8.3%	25.0%
GenOn
For the three months ended March 31, 2015, and 2014, respectively, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three months ended March 31, 2015, and 2014 were $0. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three months ended March 31, 2015, and 2014 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three months ended March 31, 2015, and 2014. The pro forma income tax provision attributable to income before taxes is a tax expense of $8 million and $17 million during the three months ended March 31, 2015, and 2014, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $43 million and $51 million as of March 31, 2015, and December 31, 2014, respectively.

Note 6 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three months ended March 31, 2015 and March 31, 2014, GenOn recorded costs related to these services of $47 million and $33 million, respectively, as selling, general and administrative — affiliate.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended March 31,
	2015	2014
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$2
Selling, general and administrative — affiliate	21	18
Total	$21	$20
GenOn Mid-Atlantic

	Three months ended March 31,
	2015	2014
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$1
Selling, general and administrative — affiliate	15	15
Total	$15	$16
Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At March 31, 2015, and December 31, 2014, $240 million and $237 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement, of which $163 million and $173 million, respectively, were issued on behalf of GenOn Americas Generation. At March 31, 2015, and December 31, 2014, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.

Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At March 31, 2015, and December 31, 2014, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $331 million related to its historical intercompany cash management activity. For the three months ended March 31, 2015, and 2014, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at March 31, 2015, and December 31, 2014, GenOn Americas Generation had an accounts receivable — affiliate of $165 million and $118 million, respectively, with GenOn Energy Holdings.
Note 7 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 16, Commitments and Contingencies, to the Registrants' 2014 Form 10-K.
Contingencies
The Registrants’ material legal proceedings are described below. The Registrants believe that they have valid defenses to these legal proceedings and intend to defend them vigorously. The Registrants record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Registrants are unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Registrants’ liabilities and contingencies could be at amounts that are different from currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, the Registrants are parties to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the Court of Appeals reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in Mirant's bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.

Pending Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision. On July 1, 2014, the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption and directed that the case be sent to the U.S. District Court for the District of Nevada for further proceedings.
In September 2012, the State of Nevada Supreme Court, which was handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs in the Nevada case filed a petition for a writ of certiorari to the U.S. Supreme Court. In June 2013, the U.S. Supreme Court denied the petition for a writ of certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
Cheswick Class Action Complaint (GenOn) — In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  GenOn disputes these allegations.  Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the District Court granted GenOn’s motion to dismiss, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Court of Appeals reversed the decision of the District Court. On September 3, 2013, GenOn filed a petition for rehearing with the Court of Appeals which was subsequently denied. In February 2014, NRG filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Court of Appeals' decision. On June 2, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari. Following the U.S. Supreme Court's denial of GenOn's petition for a writ of certiorari, the case continued to be litigated before the U.S. District Court for the Western District of Pennsylvania. After briefing by the parties on GenOn's motion to strike class allegations in the complaint, the court granted GenOn's motion, but allowed the plaintiffs the opportunity to re-file their complaint. On February 3, 2015, plaintiffs sought leave to file an amended complaint, which NRG is contesting.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic — On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson generating facilities, threatening to sue within 60 days if the generating facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the CWA and Maryland environmental laws related to water. The lawsuit is ongoing and seeks injunctive relief and civil penalties in excess of $100,000. The Registrants do not expect the resolution of this matter to have a material impact on the Registrants' consolidated financial position, results of operations, or cash flows.
Chapter 11 Proceedings (GenOn and GenOn Americas Generation) — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the Bankruptcy Court for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall.

Note 8 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 17, Regulatory Matters, to the Registrants' 2014 Form 10-K.
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
National
Court Rejects FERC's Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allowed demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. Parties including the U.S. Solicitor General have filed petitions for a writ of certiorari with the U.S. Supreme Court. On May 4, 2015, the U.S. Supreme Court granted certiorari on two questions: first, on whether the FPA gives FERC jurisdiction over demand response, and second, whether FERC’s Order No. 745 correctly determined the level of compensation paid to generators participating in the energy markets. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets, but it is not possible to predict the outcome or estimate the impact on the Registrants at this time.
East Region (GenOn)
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years. Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties. NRG is disputing the applicability of the tax. On December 17, 2014, the Maryland Tax Court heard oral arguments from the parties. Subsequently, post hearing briefs were filed. The decision is pending.
Note 9 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 18, Environmental Matters, to the Registrants' 2014 Form 10-K.
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. The Registrants are also subject to laws and regulations surrounding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including GHG, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations.
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
In February 2012, the EPA promulgated standards to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits must be met beginning in April 2015 (with some units getting a 1-year extension). In November 2014, the U.S. Supreme Court agreed to review the D.C. Circuit decision that denied the petitions seeking to vacate MATS but the review is limited to whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric generating units. The oral argument in the U.S. Supreme Court occurred in March 2015, and the Registrants expect a decision in the second quarter of 2015.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2010, the EPA had proposed two alternatives. Under the first proposal, these byproducts would be regulated as solid wastes. Under the second proposal, these byproducts would have been regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. The second alternative would have imposed significantly more stringent requirements and materially increased the cost of disposal of coal combustion byproducts. The Registrants are evaluating the impact of the new rule on their results of operations, financial condition and cash flows.
East Region
Maryland Environmental Regulations — In December 2014, MDE proposed in the Maryland Register a regulation regarding NOx emissions from coal-fired electric generating units, which if finalized would have required by 2020 the Registrants (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. Earlier this year, a new administration decided not to finalize the regulation as proposed. Later this year, the Registrants expect MDE to propose revised regulations to address future NOx reductions, which when finalized may negatively affect certain of the Registrants' coal-fired units in Maryland.
Environmental Capital Expenditures
Based on current rules, technology and plans based on proposed rules, GenOn estimates that environmental capital expenditures from 2015 through 2019 required to meet GenOn's regulatory environmental laws will be approximately $57 million for GenOn, which includes $19 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $13 million for GenOn Mid-Atlantic.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2015, and 2014. Also, refer to the Registrants' 2014 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of March 31, 2015, by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (a)	10,631	3,729	1,942
Coal	5,740	2,433	2,433
Oil	2,059	1,434	308
Total generation capacity	18,430	7,596	4,683
(a) GenOn's natural gas generation portfolio does not include 463 MW related to Osceola which was mothballed on January 1, 2015 and 636 MW related to Coolwater which was retired on January 1, 2015.

Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2014 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 8, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
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
National
Court Rejects FERC's Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC's rules (known as Order No. 745) that allowed demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. Parties including the U.S. Solicitor General have filed petitions for a writ of certiorari with the U.S. Supreme Court. On May 4, 2015, the U.S. Supreme Court granted certiorari on two questions: first, on whether the FPA gives FERC jurisdiction over demand response, and second, whether FERC’s Order No. 745 correctly determined the level of compensation paid to generators participating in the energy markets. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets, but it is not possible to predict the outcome or estimate the impact on the Registrants at this time.

East Region
PJM
New Jersey and Maryland's Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective states. The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013, decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013, decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted. On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. On September 11, 2014, the U.S. Court of Appeals for the Third Circuit affirmed the New Jersey District Court's decision. Various parties filed petitions for a writ of certiorari seeking U.S. Supreme Court review of both cases. On March 23, 2015, the U.S. Supreme Court requested the views of the U.S. Solicitor General. The outcome of this litigation and the validity of the contracts may affect future capacity prices in PJM.
Capacity Performance Proposal — On December 14, 2014, PJM requested FERC approval to substantially revamp its capacity market. Under that proposal, future annual capacity auctions would procure two categories of capacity resources: Capacity Performance resources and Base Capacity resources. PJM also would institute substantial new performance penalties on capacity performance resources that do not perform in real time during specified periods of high demand and substantially modify capacity bidding rules. On March 31, 2015, FERC issued a deficiency letter requesting additional information. On April 10, 2015, PJM responded to the deficiency letter and proposed amendments to its initial proposal. PJM requested that FERC approve its Capacity Performance proposal by June 9, 2015. FERC action on any PJM Capacity Performance proposal is likely to have a material impact on future PJM capacity prices.
On April 7, 2015, PJM submitted a request for waiver of its tariff to permit a delay of its next Base Residual Auction for a short period to allow FERC an opportunity to review and then issue an order on the pending Capacity Performance filing prior to the next Base Residual Auction. On April 24, 2015, FERC granted PJM’s request to defer the 2015 Base Residual Auction for the 2018/2019 Delivery Year until a week that is 30 to 75 days after a FERC order on PJM’s Capacity Performance proposal, but no later than the week ending August 14, 2015.
PJM “Stop Gap” Demand Response Filing — On January 14, 2015, PJM filed to implement “stop gap” rules governing the participation of demand response in the upcoming capacity auction (for the 2018/2019 delivery year), which would take effect only if the U.S. Supreme Court denies certiorari of the EPSA v. FERC decision. Under the proposed new rules, PJM would prohibit demand response from participating in PJM’s capacity auction as a supply-side resource. Instead, PJM proposed to create a new product, termed Wholesale Load Reduction, that would allow LSEs to bid reductions in demand, backed by physical demand response resources, into the auction. Demand response resources participating as Wholesale Load Reduction would have a comparable impact on capacity clearing prices as demand response participating as supply, on a megawatt for megawatt basis. The Registrants opposed PJM’s proposal. On March 31, 2015, FERC issued an order rejecting PJM's filing as premature.
New England (GenOn and GenOn Americas Generation)
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed with FERC the results of Forward Capacity Auction 8. On September 16, 2014, FERC issued a notice stating that the Forward Capacity Auction 8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice. FERC rejected those requests on legal and procedural grounds. The matter was appealed to the U.S. Court of Appeals for the District of Columbia Circuit. On April 10, 2015, the U.S. Court of Appeals for the District of Columbia Circuit referred the matter to a full merits panel.
Complaint Against ISO-NE — On April 6, 2015, GEM filed a complaint against ISO-NE regarding ISO-NE’s conduct of the third Annual Reconfiguration Auction.  The Canal 2 unit suffered a transformer failure which significantly restricted the output of the facility.  The transformer was repaired in July 2014 and the unit was brought back to its full output.  ISO-NE, however, failed to recognize that the unit had been repaired and mistakenly submitted a capacity buy-bid for the 2015-2016 capacity year in the amount of the derate. ISO-NE has denied the allegations.

New York
Demand Curve Reset and the Lower Hudson Valley Capacity Zone — On May 27, 2014, FERC denied rehearing and phase-in requests regarding its August 13, 2013 order on the creation of the Lower Hudson Valley Capacity Zone. The NYISO had previously approved the creation of a new Lower Hudson Valley Capacity Zone in New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 period. The State of New York, NYSPSC and Central Hudson Gas & Electric Corp. challenged the FERC order before the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals for the Second Circuit held oral argument on September 12, 2014. The U.S. Court of Appeals for the Second Circuit upheld FERC's order creating the Lower Hudson Valley Capacity Zone as a separate capacity load zone.
Independent Power Producers of New York (IPPNY) Complaint — On May 10, 2013, a generator trade association in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The complaints point to the recent reliability services agreements entered into between the NYSPSC and generators as evidence that capacity market prices are being influenced by non-market considerations. The complainants seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction.
On March 19, 2015, FERC denied IPPNY’s complaint and directed NYISO to establish a stakeholder process to consider whether there are circumstances that warrant the adoption of buyer-side mitigation rules in the rest-of-state, and whether mitigation measures would need to be in place to address any price suppressing effects of repowering agreements.
Competitive Entry Exemption to Buyer-Side Mitigation Rules — On December 4, 2014, pursuant to Section 206 of the FPA, a group of New York transmission owners filed a complaint seeking a competitive entry exemption to the current NYISO Buyer-Side Mitigation rules. On December 16, 2014, TDI USA Holdings Corporation filed a complaint under Section 206 against the NYISO claiming that the NYISO’s application of the Mitigation Exemption Test under the Buyer-Side Mitigation Rules to TDI’s Champlain Hudson 1,000 MW transmission line project is unjust and unreasonable and seeks an exemption from the Mitigation Exemption Test. On February 26, 2015, FERC granted the complaint filed by the New York transmission owners and directed the NYISO to adopt a competitive entry exemption into its tariff within 30 days.  In a companion order issued on the same day, FERC rejected the TDI complaint on the grounds that TDI’s concerns were adequately addressed by FERC’s first order.  On March 30, 2015, NRG filed a request for rehearing. Allowing a competitive entry exemption significantly degrades protections against uneconomic entry into the New York markets.
Gulf Coast Region
MISO (GenOn)
MATS Waiver — Indianapolis Power and Light Company, DTE Electric Company, MidAmerican Energy Company, Duke Energy Indiana, Inc., Consumers Energy Company, and Wisconsin Power & Light Company each separately requested a limited, one-time waiver from their obligations to meet the Resource Adequacy Requirement in the MISO tariff, addressing an approximate six-week gap between the EPA’s MATS compliance deadline and the end of MISO’s 2015-2016 capacity planning year. The EPA’s MATS rules establish limits for HAPs emitted from, among other sources, existing and planned coal-fired generators and went into effect on April 16, 2015, with a one-year compliance extension available. Because the MISO capacity planning year runs from June 1 to May 31, there is a gap between the MATS-driven retirements in April and the MISO planning year in June.
FERC granted several of the utilities' requests for the limited, one-time waivers, some of which continue to be contested on rehearing. These waivers distort the efficient operation of MISO's capacity market.

Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require governmental authorizations to build and operate power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is likely to face new and more stringent requirements to address various emissions, including GHGs, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, the Registrants expect future laws to require adding emissions controls or other environmental controls or to impose more restrictions on the operations of the Registrants' facilities, which could have a material effect on operations. The Registrants' environmental matters are described in the Registrants' 2014 Form 10-K in Item 1, Business — Environmental Matters. These matters have been updated in Note 9, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$664	$994	(33)%
Capacity revenue (a)	178	256	(30)
Mark-to-market for economic hedging activities	(99)	(224)	56
Other revenues (b)	11	24	(54)
Total operating revenues	754	1,050	(28)
Operating Costs and Expenses
Generation cost of sales (a)	372	678	(45)
Mark-to-market for economic hedging activities	49	7	N/A
Contract and emissions credit amortization	(7)	3	333
Other cost of operations	199	189	5
Total cost of operations	613	877	(30)
Depreciation and amortization	56	62	(10)
Selling, general and administrative	—	18	(100)
Selling, general and administrative - affiliate	47	33	42
Acquisition-related transaction and integration costs	—	1	(100)
Total operating costs and expenses	716	991	(28)
Loss on sale of assets	—	(6)	100
Operating Income	38	53	(28)
Other Income/(Expense)
Other income, net	3	1	200
Interest expense	(53)	(50)	6
Total other expense	(50)	(49)	2
(Loss)/Income Before Income Taxes	(12)	4	(400)
Income tax (benefit)/expense	(1)	1	(200)
Net (Loss)/Income	$(11)	$3	(467)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.98	$4.94	(40)
MWh sold (in thousands)	8,152	11,038	(26)
MWh generated (in thousands)	9,255	11,848	(22)

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.
N/A - Not Applicable

Generation Gross Margin

	Three months ended March 31,
(In millions)	2015	2014
Energy revenue	$664	$994
Capacity revenue	178	256
Other revenues	11	24
Generation revenue	853	1,274
Generation cost of sales	372	678
Generation gross margin	$481	$596
Generation gross margin decreased by $115 million for the three months ended March 31, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 22% decrease in generation due to prior year weather conditions in the East	$(115)
Higher gross margin due to a 49% decrease in natural gas prices offset by a 14% decrease in realized energy prices	82
Lower gross margin due to a drop in contracted capacity volumes due to decreased capacity demand and a decrease in prices as well as from the retirement of Coolwater	(25)
Lower gross margin from capacity revenues due to a 32% decrease in PJM hedged capacity prices resulting from lower cleared auction prices	(55)
Other	(2)
$(115)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(87)	$(66)
Net unrealized losses on open positions related to economic hedges	(12)	(158)
Total mark-to-market losses in operating revenues	$(99)	$(224)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$1	$6
Net unrealized losses on open positions related to economic hedges	(50)	(13)
Total mark-to-market losses in operating costs and expenses	$(49)	$(7)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2015, the $99 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of power contracts as a result of increases in forward power prices. The $49 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.

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
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy. GenOn had no trading gains or losses for the three months ended March 31, 2015.

	Three months ended March 31,
(In millions)	2015	2014
Trading gains/(losses)
Realized	$—	$2
Unrealized	—	(1)
Total trading gains	$—	$1
Other Cost of Operations
Other cost of operations increased by $10 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to an increase in property tax expense due to the 2014 property tax settlement at Bowline.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$624	$938	(33)%
Capacity revenue (a)	181	248	(27)
Mark-to-market for economic hedging activities	(86)	(144)	40
Other revenues (b)	7	23	(70)
Total operating revenues	726	1,065	(32)
Operating Costs and Expenses
Generation cost of sales (a)	545	836	(35)
Mark-to-market for economic hedging activities	31	6	417
Contract and emissions credit amortization	—	9	(100)
Other cost of operations	101	82	23
Total cost of operations	677	933	(27)
Depreciation and amortization	17	22	(23)
Selling, general and administrative — affiliate	21	20	5
Total operating costs and expenses	715	975	(27)
Loss on sale of assets	—	(6)	100
Operating Income	11	84	(87)
Other Expense
Interest expense	(18)	(19)	(5)
Total other expense	(18)	(19)	(5)
(Loss)/Income Before Income Taxes	(7)	65	(111)
Income taxes	—	—	—
Net (Loss)/Income	$(7)	$65	(111)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.98	$4.94	(40)
MWh sold (in thousands)	3,271	4,629	(29)
MWh generated (in thousands)	3,263	4,637	(30)
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.

Generation Gross Margin

	Three months ended March 31,
(In millions)	2015	2014
Energy revenue	$624	$938
Capacity revenue	181	248
Other revenues	7	23
Generation revenue	812	1,209
Generation cost of sales	545	836
Generation gross margin	$267	$373

Generation gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	Three months ended March 31,
(In millions)	2015	2014
Energy revenue	$245	$362
Capacity revenue	82	131
Other revenues	2	4
Generation revenue	329	497
Generation cost of sales	(329)	(497)
Generation gross margin	$—	$—
Generation gross margin decreased by $106 million for the three months ended March 31, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 33% decrease in generation at due to prior year weather conditions and a 6% decrease in realized energy prices at GenOn Mid-Atlantic	$(88)
Higher gross margin due to a 39% decrease in natural gas prices in New York and New England, offset by a 6% decrease in realized energy prices	25
Lower gross margin primarily due to a 36% decrease in PJM hedged capacity prices resulting from lower cleared auction prices	(36)
Other	(7)
$(106)

Other Cost of Operations
Other cost of operations increased by $19 million for the three months ended March 31, 2015, compared to the same period in 2014 due to:

(In millions)
Higher operating costs primarily at Bowline, Canal and Morgantown due to projects and scheduled outages offset in part by a decrease in variable costs due to lower generation	$8
Increase in property tax expense due to the 2014 property tax settlement at Bowline	5
Other	6
$19

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(99)	$(61)
Net unrealized gains/(losses) on open positions related to economic hedges	13	(83)
Total mark-to-market losses in operating revenues	$(86)	$(144)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$4	$4
Net unrealized losses on open positions related to economic hedges	(35)	(10)
Total mark-to-market losses in operating costs and expenses	$(31)	$(6)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2015, the $86 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices. The $31 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy. GenOn Americas Generation had no trading gains or losses for the three months ended March 31, 2015.

	Three months ended March 31,
(In millions)	2015	2014
Trading gains/(losses)
Realized	$—	$2
Unrealized	—	(1)
Total trading gains	$—	$1

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$241	$381	(37)%
Capacity revenue (a)	55	89	(38)
Mark-to-market for economic hedging activities	(24)	(150)	84
Other revenues	4	7	(43)
Total operating revenues	276	327	(16)
Operating Costs and Expenses
Generation cost of sales (a)	120	172	(30)
Mark-to-market for economic hedging activities	31	5	N/A
Contract and emissions credit amortization	—	7	(100)
Other cost of operations	70	65	8
Total cost of operations	221	249	(11)
Depreciation and amortization	16	19	(16)
Selling, general and administrative — affiliate	15	15	—
Total operating costs and expenses	252	283	(11)
Operating Income	24	44	(45)
Other Expense
Interest expense	(1)	(1)	—
Total other expense	(1)	(1)	—
Income Before Income Taxes	23	43	(47)
Income taxes	—	—	—
Net Income	$23	$43	(47)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.98	$4.94	(40)
MWh sold (in thousands)	2,423	3,600	(33)
MWh generated (in thousands)	2,423	3,600	(33)
(a)    Includes realized gains and losses from financially settled transactions.
N/A - Not Applicable

Generation Gross Margin

	Three months ended March 31,
(In millions)	2015	2014
Energy revenue	$241	$381
Capacity revenue	55	89
Other revenues	4	7
Generation revenue	300	477
Generation cost of sales	120	172
Generation gross margin	$180	$305
Generation gross margin decreased by $125 million for the three months ended March 31, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 33% decrease in generation due to prior year weather conditions and a 6% decrease in realized energy prices	$(88)
Lower gross margin due to a 36% decrease in PJM hedged capacity prices resulting from lower cleared auction prices	(34)
Other	(3)
$(125)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(31)	$(68)
Net unrealized gains/(losses) on open positions related to economic hedges	7	(82)
Total mark-to-market losses in operating revenues	$(24)	$(150)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$4	$5
Net unrealized losses on open positions related to economic hedges	(35)	(10)
Total mark-to-market losses in operating costs and expenses	$(31)	$(5)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2015, the $24 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices. The $31 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
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

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2015, and December 31, 2014, the Registrants' liquidity was comprised of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$516	$441
Cash and cash equivalents (GenOn Mid-Atlantic) (a)	275	157
Cash and cash equivalents (REMA) (a)	334	322
Total	1,125	920
Credit facility availability	260	263
Total liquidity	$1,385	$1,183
(a) At March 31, 2015, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
For the three months ended March 31, 2015, total liquidity increased $202 million.
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
Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of March 31, 2015, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn senior notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At March 31, 2015, GenOn met the consolidated debt ratio component of the restricted payments test.
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
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through March 31, 2015, see Note 7, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2014 Form 10-K. There have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2014 Form 10-K.
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
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
31.1A1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A1	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A1	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
31.1A2	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A2	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A2	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
31.1A3	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A3	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

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
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2015

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
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2015

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
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2015