Form 10-Q
period 2015-06-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2015-08-04
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2015

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

•	The Registrants’ ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of CO2 and other GHG emissions;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants' generation units for all of their costs;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2014 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2014
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GEM	GenOn Energy Management, LLC, a subsidiary of GenOn Americas Generation
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
IPPNY	Independent Power Producers of New York
ISO	Independent System Operator, also referred to as RTO
LIBOR	London Interbank Offered Rate
LSEs	Load Serving Entities
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt

MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/(Loss)
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$553	$561	$1,302	$1,587
Operating revenues — affiliate	4	(3)	9	21
Total operating revenues	557	558	1,311	1,608
Operating Costs and Expenses
Cost of operations	384	381	908	1,003
Cost of operations — affiliate	43	36	132	291
Depreciation and amortization	55	58	111	120
Selling, general and administrative	—	23	—	41
Selling, general and administrative — affiliate	45	33	92	66
Acquisition-related transaction and integration costs	—	1	—	2
Total operating costs and expenses	527	532	1,243	1,523
Loss on sale of assets	—	—	—	(6)
Operating Income	30	26	68	79
Other Income/(Expense)
Other income, net	1	1	4	2
Interest expense	(47)	(47)	(97)	(94)
Interest expense — affiliate	(2)	(4)	(5)	(7)
Total other expense	(48)	(50)	(98)	(99)
Loss Before Income Taxes	(18)	(24)	(30)	(20)
Income tax expense/(benefit)	—	1	(1)	2
Net Loss	$(18)	$(25)	$(29)	$(22)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Net Loss	$(18)	$(25)	$(29)	$(22)
Other Comprehensive (Loss)/Income, net of tax of $0:
Defined benefit plans	(1)	8	(2)	8
Other comprehensive (loss)/income	(1)	8	(2)	8
Comprehensive Loss	$(19)	$(17)	$(31)	$(14)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,020	$920
Funds deposited by counterparties	23	54
Accounts receivable — trade	120	120
Inventory	416	507
Derivative instruments	450	591
Derivative instruments — affiliate	21	11
Cash collateral paid in support of energy risk management activities	74	38
Prepayments and other current assets	161	150
Total current assets	2,285	2,391
Property, plant and equipment, net of accumulated depreciation of $546 and $436	3,041	3,045
Other Assets
Intangible assets, net of accumulated amortization of $35 and $66	70	72
Derivative instruments	217	195
Derivative instruments — affiliate	12	10
Other non-current assets	218	201
Total other assets	517	478
Total Assets	$5,843	$5,914
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$7	$10
Accounts payable	148	135
Accounts payable — affiliate	101	14
Derivative instruments	354	382
Derivative instruments — affiliate	27	35
Cash collateral received in support of energy risk management activities	23	54
Accrued expenses and other current liabilities	196	238
Total current liabilities	856	868
Other Liabilities
Long-term debt and capital leases	3,089	3,120
Derivative instruments	123	69
Derivative instruments — affiliate	8	3
Out-of-market contracts	930	969
Other non-current liabilities	467	484
Total non-current liabilities	4,617	4,645
Total Liabilities	5,473	5,513
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	325	325
Retained earnings	49	78
Accumulated other comprehensive loss	(4)	(2)
Total Stockholder's Equity	370	401
Total Liabilities and Stockholder's Equity	$5,843	$5,914
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net Loss	$(29)	$(22)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	111	120
Amortization of financing costs and debt discount/premiums	(29)	(29)
Amortization of out-of-market contracts and emission allowances	(20)	(17)
Loss on sale of asset	—	6
Changes in derivative instruments	130	327
Changes in collateral deposits supporting energy risk management activities	(36)	(161)
Changes in other working capital	75	(234)
Net Cash Provided/(Used) by Operating Activities	202	(10)
Cash Flows from Investing Activities
Capital expenditures	(99)	(97)
Proceeds from sale of assets, net of cash disposed of	—	50
Other	—	5
Net Cash Used by Investing Activities	(99)	(42)
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	—
Net Cash Used by Financing Activities	(3)	—
Net Increase/(Decrease) in Cash and Cash Equivalents	100	(52)
Cash and Cash Equivalents at Beginning of Period	920	760
Cash and Cash Equivalents at End of Period	$1,020	$708

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$518	$499	$1,221	$1,456
Operating revenues — affiliate	(4)	27	19	135
Total operating revenues	514	526	1,240	1,591
Operating Costs and Expenses
Cost of operations	207	184	530	555
Cost of operations — affiliate	256	284	610	846
Depreciation and amortization	20	27	37	49
Selling, general and administrative	—	3	—	5
Selling, general and administrative — affiliate	20	24	41	42
Total operating costs and expenses	503	522	1,218	1,497
Loss on sale of assets	—	—	—	(6)
Operating Income	11	4	22	88
Other Expense
Interest expense	(16)	(16)	(32)	(33)
Interest expense — affiliate	(1)	(2)	(3)	(4)
Total other expense	(17)	(18)	(35)	(37)
(Loss)/Income Before Income Taxes	(6)	(14)	(13)	51
Income tax	—	—	—	—
Net (Loss)/Income	$(6)	$(14)	$(13)	$51

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$193	$103
Funds deposited by counterparties	23	54
Accounts receivable — trade	104	106
Accounts receivable — affiliate	5	—
Note receivable — affiliate	331	331
Inventory	246	318
Derivative instruments	450	591
Derivative instruments — affiliate	248	261
Cash collateral paid in support of energy risk management activities	65	29
Prepayments and other current assets	105	90
Total current assets	1,770	1,883
Property, plant and equipment, net of accumulated depreciation of $207 and $170	1,119	1,110
Other Assets
Intangible assets, net of accumulated amortization of $35 and $66	70	72
Derivative instruments	217	196
Derivative instruments — affiliate	89	60
Other non-current assets	142	111
Total other assets	518	439
Total Assets	$3,407	$3,432
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$2	$5
Accounts payable	88	50
Accounts payable — affiliate	—	23
Derivative instruments	354	382
Derivative instruments — affiliate	249	292
Cash collateral received in support of energy risk management activities	23	54
Accrued expenses and other current liabilities	111	93
Total current liabilities	827	899
Other Liabilities
Long-term debt and capital leases	924	929
Derivative instruments	123	69
Derivative instruments — affiliate	95	66
Out-of-market contracts	533	547
Other non-current liabilities	102	106
Total non-current liabilities	1,777	1,717
Total Liabilities	2,604	2,616
Commitments and Contingencies
Member’s Equity
Member’s interest	803	816
Total Member’s Equity	803	816
Total Liabilities and Member’s Equity	$3,407	$3,432
See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(13)	$51
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	37	49
Amortization of debt premiums	(5)	(4)
Amortization of out-of-market contracts and emission allowances	5	(3)
Loss on sale of assets	—	6
Changes in derivative instruments	116	224
Changes in collateral deposits supporting energy risk management activities	(36)	(218)
Changes in other working capital	23	43
Net Cash Provided by Operating Activities	127	148
Cash Flows from Investing Activities
Capital expenditures	(34)	(17)
Decrease in note receivable — affiliate	—	110
Proceeds from sale of assets, net of cash disposed of	—	50
Net Cash (Used)/Provided by Investing Activities	(34)	143
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	—
Distributions to member	—	(320)
Net Cash Used by Financing Activities	(3)	(320)
Net Increase/(Decrease) in Cash and Cash Equivalents	90	(29)
Cash and Cash Equivalents at Beginning of Period	103	63
Cash and Cash Equivalents at End of Period	$193	$34

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$(1)	$(5)	$4	$(156)
Operating revenues — affiliate	197	201	468	679
Total operating revenues	196	196	472	523
Operating Costs and Expenses
Cost of operations	135	160	299	394
Cost of operations — affiliate	25	(14)	82	1
Depreciation and amortization	17	24	33	43
Selling, general and administrative — affiliate	14	20	29	35
Total operating costs and expenses	191	190	443	473
Operating Income	5	6	29	50
Other Expense
Interest expense	(1)	(1)	(1)	(1)
Interest expense — affiliate	—	(1)	(1)	(2)
Total other expense	(1)	(2)	(2)	(3)
Income Before Income Taxes	4	4	27	47
Income tax	—	—	—	—
Net Income	$4	$4	$27	$47

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$217	$157
Accounts receivable — trade	2	10
Inventory	153	166
Derivative instruments	53	100
Derivative instruments — affiliate	164	141
Prepayments and other current assets	75	80
Total current assets	664	654
Property, plant and equipment, net of accumulated depreciation of $169 and $135	938	958
Other Assets
Intangible assets, net	13	10
Derivative instruments — affiliate	134	141
Other non-current assets	134	87
Total other assets	281	238
Total Assets	$1,883	$1,850
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$2	$5
Accounts payable	23	27
Accounts payable — affiliate	—	14
Derivative instruments	—	1
Derivative instruments — affiliate	134	127
Accrued expenses and other current liabilities	77	53
Total current liabilities	236	227
Other Liabilities
Derivative instruments — affiliate	47	22
Out-of-market contracts	533	547
Other non-current liabilities	46	60
Total non-current liabilities	626	629
Total Liabilities	862	856
Commitments and Contingencies
Member’s Equity
Member’s interest	1,021	994
Total Member’s Equity	1,021	994
Total Liabilities and Member’s Equity	$1,883	$1,850

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net Income	$27	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	43
Amortization of out-of-market contracts and emission allowances	(14)	(6)
Changes in derivative instruments	62	228
Changes in other working capital	(27)	(12)
Net Cash Provided by Operating Activities	81	300
Cash Flows from Investing Activities
Capital expenditures	(18)	(9)
Net Cash Used by Investing Activities	(18)	(9)
Cash Flows from Financing Activities
Payments for short and long-term debt	(3)	—
Distributions to member	—	(320)
Net Cash Used by Financing Activities	(3)	(320)
Net Increase/(Decrease) in Cash and Cash Equivalents	60	(29)
Cash and Cash Equivalents at Beginning of Period	157	64
Cash and Cash Equivalents at End of Period	$217	$35

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 17,752 MW of net electric generating capacity located in the U.S. In the first six months of 2015, GenOn mothballed Osceola and Shawville, retired Coolwater, Glen Gardner, Gilbert and Werner, and restored Unit 2 at Bowline to full capacity following the boiler restoration completed on June 23, 2015, resulting in a net decrease in generation capacity of 1,777 MW from December 31, 2014.
GenOn Americas Generation is a wholesale power generator with approximately 7,985 MW of net electric generating capacity located, in many cases, near major metropolitan areas. During June 2015, GenOn Americas Generation restored Unit 2 at Bowline to full capacity, as discussed above, resulting in an increase of 389 MW from December 31, 2014. GenOn Americas Generation's electric generating capacity is part of the 17,752 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in Maryland near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,985 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended June 30, 2015. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements set forth in the Registrants' 2014 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of June 30, 2015, and the results of operations, comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2015, and 2014.
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
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes.  The reclassification did not affect results from operations, net assets or cash flows.

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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. On July 9, 2015, the FASB voted to defer the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
Oil Inventory Adjustment (GenOn and GenOn Americas Generation)
During the six months ended June 30, 2015, certain oil inventory was identified as unusable and the related value of $11 million was written off to cost of operations in the statement of operations.

Note 3 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2014 Form 10-K.
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, note receivable — affiliate, accounts payable, accrued liabilities, restricted cash, and cash collateral paid and received in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$3,091	$2,853	$3,122	$2,706
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
GenOn Americas Generation

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long and short-term debt	$924	$810	$929	$720
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$177	$495	$28	$700
Derivative liabilities:
Commodity contracts	$85	$413	$14	$512
Other assets (b)	$21	$—	$—	$21
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2015.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$179	$582	$46	$807
Derivative liabilities:
Commodity contracts	$105	$371	$13	$489
Other assets (b)	$21	$—	$—	$21
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2014.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.
The following table reconciles, for the three and six months ended June 30, 2015, and 2014, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$16	$(2)	$33	$(4)
Total (losses)/gains included in earnings — realized/unrealized	(13)	(2)	(26)	2
Purchases	11	(41)	7	(41)
Transfers into/(out of) Level 3 (b)	—	1	—	(1)
Ending balance	$14	$(44)	$14	$(44)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$1	$(1)	$(6)	$(1)
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
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$208	$759	$37	$1,004
Derivative liabilities:
Commodity contracts	$107	$689	$25	$821
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2015.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$208	$848	$52	$1,108
Derivative liabilities:
Commodity contracts	$137	$640	$32	$809
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2014.
The following table reconciles, for the three and six months ended June 30, 2015, and 2014, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$16	$—	$20	$(1)
Total losses included in earnings — realized/unrealized	(9)	(2)	(10)	—
Purchases	5	(40)	2	(40)
Transfers into Level 3 (b)	—	1	—	—
Ending balance	$12	$(41)	$12	$(41)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$3	$(1)	$2	$(1)
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
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$153	$181	$17	$351
Derivative liabilities:
Commodity contracts	$51	$126	$4	$181
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2015.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$145	$211	$26	$382
Derivative liabilities:
Commodity contracts	$71	$73	$6	$150
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2014.
The following table reconciles, for the three and six months ended June 30, 2015, and 2014, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$16	$—	$20	$—
Total losses included in earnings — realized/unrealized	(9)	(1)	(10)	(1)
Purchases	6	(40)	3	(40)
Ending balance	$13	$(41)	$13	$(41)
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$3	$(1)	$2	$(1)
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2015, contracts valued with prices provided by models and other valuation techniques make up 4% of GenOn's derivative assets and 3% of GenOn's derivative liabilities, 4% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 5% of GenOn Mid-Atlantic’s derivative assets and 2% of GenOn Mid-Atlantic's derivative liabilities.
The Registrants' significant positions classified as Level 3 include physical and financial power and physical coal executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid power and coal location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, the Registrants use the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of June 30, 2015 and December 31, 2014:
GenOn

	Significant Unobservable Inputs
	June 30, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$22	$4	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$80	$43
Coal Contracts	—	9	Discounted Cash Flow	Forward Market Price (per ton)	46	50	47
FTRs	6	1	Discounted Cash Flow	Auction Prices (per MWh)	(1)	1	—
	$28	$14

	Significant Unobservable Inputs
	December 31, 2014
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$39	$5	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$68	$46
Coal Contracts	3	1	Discounted Cash Flow	Forward Market Price (per ton)	53	56	54
FTRs	4	7	Discounted Cash Flow	Auction Prices (per MWh)	(10)	3	(1)
	$46	$13
GenOn Americas Generation

	Significant Unobservable Inputs
	June 30, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$22	$10	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$80	$42
Coal Contracts	9	9	Discounted Cash Flow	Forward Market Price (per ton)	46	50	47
FTRs	6	6	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$37	$25

	Significant Unobservable Inputs
	December 31, 2014
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$39	$18	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$68	$46
Coal Contracts	3	3	Discounted Cash Flow	Forward Market Price (per ton)	53	56	54
FTRs	10	11	Discounted Cash Flow	Auction Prices (per MWh)	(1)	1	—
	$52	$32
GenOn Mid-Atlantic

	Significant Unobservable Inputs
	June 30, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$16	$4	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$80	$43
FTRs	1	—	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$17	$4

	Significant Unobservable Inputs
	December 31, 2014
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$26	$5	Discounted Cash Flow	Forward Market Price (per MWh)	$24	$68	$47
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	(1)	1	—
	$26	$6
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2015, and December 31, 2014:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power/Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power/Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit reserve to reflect credit risk which is calculated based on published default probabilities. The Registrants' credit reserves were as follows:

	As of June 30, 2015	As of December 31, 2014
(In millions)
GenOn	$—	$—
GenOn Americas Generation	—	—
GenOn Mid-Atlantic	2	2
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
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2014 Form 10-K. As of June 30, 2015, GenOn's counterparty credit exposure was $399 million and GenOn held $33 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $369 million. Approximately 78% of GenOn's exposure before collateral is expected to roll off by the end of 2016. As of June 30, 2015, GenOn Americas Generation’s counterparty credit exposure was $376 million and GenOn Americas Generation held $33 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $345 million. Approximately 81% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2016. As of June 30, 2015, GenOn Mid-Atlantic’s counterparty credit exposure was $53 million and GenOn Mid-Atlantic held no collateral (cash and letters or credit) against those positions, resulting in a net exposure of $53 million. 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2016. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.
GenOn

Category	Net Exposure (a) (% of Total)
Financial institutions	66%
Utilities, energy merchants, marketers and other	14
ISOs	20
Total as of June 30, 2015	100%

Category	Net Exposure (a) (% of Total)
Investment grade	98%
Below investment grade	1
Non-rated	1
Total as of June 30, 2015	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $300 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

GenOn Americas Generation

Category	Net Exposure (a) (% of Total)
Financial institutions	71%
Utilities, energy merchants, marketers and other	8
ISOs	21
Total as of June 30, 2015	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
Total as of June 30, 2015	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Americas Generation has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $330 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Americas Generation does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.
GenOn Mid-Atlantic

Category	Net Exposure (a) (% of Total)
Financial institutions	100%

Category	Net Exposure (a) (% of Total)
Investment grade	100%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
GenOn Mid-Atlantic has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of the total net exposure discussed above. The aggregate of such counterparties' exposure was $53 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn Mid-Atlantic does not anticipate a material impact on its financial position or results of operations from nonperformance by any of its counterparties.

Note 4 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the 2014 Form 10-K.
Energy-Related Commodities (GenOn)
As of June 30, 2015, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2015, and December 31, 2014. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014
Commodity	Units	(In millions)
Coal	Short Ton	6	8	4	5	4	5
Natural Gas	MMBtu	133	(21)	(10)	(74)	(21)	(79)
Power	MWh	(47)	(36)	(21)	(16)	(18)	(15)
The decrease in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$471	$602	$381	$417
Commodity contracts long-term	229	205	131	72
Total Derivatives Not Designated as Cash Flow Hedges	$700	$807	$512	$489
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$698	$852	$603	$674
Commodity contracts long-term	306	256	218	135
Total Derivatives Not Designated as Cash Flow Hedges	$1,004	$1,108	$821	$809

GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$217	$241	$134	$128
Commodity contracts long-term	134	141	47	22
Total Derivatives Not Designated as Cash Flow Hedges	$351	$382	$181	$150
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2015	(In millions)
Commodity contracts:
Derivative assets	$667	$(401)	$(23)	$243
Derivative assets - affiliate	33	(33)	—	—
Derivative liabilities	(477)	401	—	(76)
Derivative liabilities - affiliate	(35)	33	2	—
Total derivative instruments	$188	$—	$(21)	$167
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2015	(In millions)
Commodity contracts:
Derivative assets	$667	$(401)	$(23)	$243
Derivative assets - affiliate	337	(337)	—	—
Derivative liabilities	(477)	401	—	(76)
Derivative liabilities - affiliate	(344)	337	4	(3)
Total derivative instruments	$183	$—	$(19)	$164
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2015	(In millions)
Commodity contracts:
Derivative assets	$53	$—	$—	$53
Derivative assets - affiliate	298	(181)	—	117
Derivative liabilities - affiliate	(181)	181	—	—
Total derivative instruments	$170	$—	$—	$170

GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$786	$(425)	$(54)	$307
Derivative assets - affiliate	21	(21)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities - affiliate	(38)	21	17	—
Total derivative instruments	$318	$—	$(37)	$281
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$787	$(425)	$(54)	$308
Derivative assets - affiliate	321	(321)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities - affiliate	(358)	321	17	(20)
Total derivative instruments	$299	$—	$(37)	$262
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$100	$—	$—	$100
Derivative assets - affiliate	282	(149)	—	133
Derivative liabilities	(1)	—	—	(1)
Derivative liabilities - affiliate	(149)	149	—	—
Total derivative instruments	$232	$—	$—	$232

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
GenOn

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(41)	$(91)	$(127)	$(151)
Net unrealized gains/(losses) on open positions related to economic hedges	56	2	(6)	(169)
Total unrealized mark-to-market gains/(losses) for economic hedging activities	15	(89)	(133)	(320)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	—	—	(1)
Total unrealized mark-to-market losses for trading activity	—	—	—	(1)
Total unrealized gains/(losses)	$15	$(89)	$(133)	$(321)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Revenue from operations — energy commodities	$25	$(119)	$(74)	$(344)
Cost of operations	(10)	30	(59)	23
Total impact to statements of operations	$15	$(89)	$(133)	$(321)
 GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(35)	$(79)	$(130)	$(136)
Net unrealized gains/(losses) on open positions related to economic hedges	33	8	11	(85)
Total unrealized mark-to-market losses for economic hedging activities	(2)	(71)	(119)	(221)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	—	—	(1)
Total unrealized mark-to-market losses for trading activity	—	—	—	(1)
Total unrealized losses	$(2)	$(71)	$(119)	$(222)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Revenue from operations — energy commodities	$6	$(94)	$(80)	$(239)
Cost of operations	(8)	23	(39)	17
Total impact to statements of operations	$(2)	$(71)	$(119)	$(222)

GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(32)	$(77)	$(59)	$(140)
Net unrealized gains/(losses) on open positions related to economic hedges	19	7	(9)	(85)
Total unrealized losses	$(13)	$(70)	$(68)	$(225)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Revenue from operations — energy commodities	$(4)	$(93)	$(28)	$(243)
Cost of operations	(9)	23	(40)	18
Total impact to statements of operations	$(13)	$(70)	$(68)	$(225)
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of June 30, 2015, was $40 million for GenOn and GenOn Americas Generation. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2015, was $2 million for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which was zero for GenOn and GenOn Americas Generation as of June 30, 2015. As of June 30, 2015, GenOn Mid-Atlantic is not party to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due.
See Note 3, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 5 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2015	2014	2015	2014
Loss before income taxes	$(18)	$(24)	$(30)	$(20)
Income tax expense/(benefit)	—	1	(1)	2
Effective tax rate	—%	(4.2)%	3.3%	(10.0)%

For the three months ended June 30, 2015, GenOn's overall effective tax rate was lower than the statutory rate of 35% due to a change in the valuation allowance.
For the three months ended June 30, 2014, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the six months ended June 30, 2015, and 2014, respectively, GenOn's overall effective tax rate was lower than the statutory rate of 35% due to a change in the valuation allowance, partially offset by the impact of state income taxes.

GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and six months ended June 30, 2015, and 2014 were $0. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and six months ended June 30, 2015, and 2014 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three and six months ended June 30, 2015, and 2014. The pro forma income tax provision attributable to income before taxes is a tax expense of $2 million during the three months ended June 30, 2015, and 2014, respectively. The pro forma income tax provision attributable to income before taxes is a tax expense of $10 million and $17 million during the six months ended June 30, 2015 and 2014, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $41 million and $51 million as of June 30, 2015, and December 31, 2014, respectively.

Note 6 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and six months ended June 30, 2015, GenOn recorded costs related to these services of $45 million and $92 million, respectively, as selling, general and administrative — affiliate. For the three and six months ended June 30, 2014, GenOn recorded costs related to these services of $33 million and $66 million, respectively, as selling, general and administrative — affiliate.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Allocated costs:
Cost of operations — affiliate	$2	$(1)	$2	$1
Selling, general and administrative — affiliate	20	24	41	42
Total	$22	$23	$43	$43
GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$(1)	$1	$—
Selling, general and administrative — affiliate	14	20	29	35
Total	$15	$19	$30	$35

Credit Agreement with NRG (GenOn)
In connection with the closing of the NRG Merger, GenOn and GenOn Americas entered into a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At June 30, 2015, and December 31, 2014, $239 million and $237 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement, of which $163 million and $173 million, respectively, were issued on behalf of GenOn Americas Generation. At June 30, 2015, and December 31, 2014, no loans were outstanding under this credit agreement.  In connection with the execution of the agreement, certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The credit agreement has a three year maturity and is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. In addition, the guarantors are restricted from incurring additional liens on their assets. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At June 30, 2015, and December 31, 2014, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $331 million related to its historical intercompany cash management activity. For the three and six months ended June 30, 2015, and 2014, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at June 30, 2015, and December 31, 2014, GenOn Americas Generation had an accounts receivable — affiliate of $197 million and $118 million, respectively, with GenOn Energy Holdings.

Note 7 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 16, Commitments and Contingencies, to the Registrants' 2014 Form 10-K.
Contingencies
The Registrants’ material legal proceedings are described below. The Registrants believe that they have valid defenses to these legal proceedings and intend to defend them vigorously. The Registrants record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Registrants are unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Registrants’ liabilities and contingencies could be at amounts that are different from their currently recorded reserves and that such difference could be material.
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
Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision, and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
Cheswick Class Action Complaint (GenOn) — In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents.  Plaintiffs alleged nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief.  Plaintiffs sought to certify a class that consists of people who owned property or lived within one mile of the Registrants' plant. In July 2012, GenOn removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. On May 11, 2015, the District Court entered an agreed upon voluntary dismissal with prejudice.  The order entered by the District Court provides that the plaintiffs failed to establish any of the claims in their complaint, that each party will bear its own costs and that no money or other consideration will be paid to the plaintiffs or putative class members.
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
National
Court Rejects FERC's Jurisdiction Over Demand Response — On May 23, 2014, the D.C. Circuit vacated FERC’s rules (known as Order No. 745) that allowed demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the FPA does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. Parties including the U.S. Solicitor General filed petitions for a writ of certiorari with the U.S. Supreme Court. On May 4, 2015, the U.S. Supreme Court granted certiorari on two questions: first, on whether the FPA gives FERC jurisdiction over demand response, and second, whether FERC was arbitrary and capricious when it established in Order No. 745 the level of compensation to be paid to demand response resources participating in the wholesale energy markets. On July 16, 2015, the Registrants filed an amicus brief with the U.S. Supreme Court. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets, but it is not possible to predict the outcome or estimate the impact on the Registrants at this time.
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
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address each state's obligation to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the D.C. Circuit ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio and Pennsylvania. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe their investment in pollution controls and cleaner technologies coupled with planned plant retirements leave the fleet well positioned for compliance.
In December 2014, the EPA proposed making the NAAQS for ozone more stringent. The EPA anticipates promulgating a more stringent ozone NAAQS by October 2015. A more stringent NAAQS would obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units.
In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits must be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit, which will hold further proceedings over the next several months.
On August 3, 2015, the EPA administrator signed final GHG emissions rules for new and existing fossil-fuel-fired electric generating units.  As the documents signed by the administrator note, they are a pre-publication version of the final rules; the official version of the rules will be the version published in the Federal Register, which the Registrants expect to occur in the coming weeks.  The Registrants are evaluating the potential impacts of these rules regarding existing units.  The Registrants expect that it will take several years for the impacts of these rules to be fully known and to take effect because of the likely legal challenges and because it may take several years for states to develop and put in place plans that will be required to implement these rules and to achieve state-specific goals.

Water
In August 2014, the EPA finalized the regulation regarding the use of water for once through cooling at existing facilities to address impingement and entrainment concerns. The Registrants anticipate that more stringent requirements will be incorporated into some of their water discharge permits over the next several years.
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2010, the EPA had proposed two alternatives. Under the first proposal, which was reflected in the final rule, these byproducts will be regulated as solid wastes. Under the second proposal, these byproducts would have been regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. The second alternative would have imposed significantly more stringent requirements and materially increased the cost of disposal of coal combustion byproducts. The Registrants are evaluating the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of June 30, 2015.

East Region
Maryland Environmental Regulations — In December 2014, MDE proposed a regulation regarding NOx emissions from coal-fired electric generating units, which if finalized would have required by 2020 the Registrants (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to either (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. In early 2015, a new gubernatorial administration in Maryland decided not to finalize the regulation as proposed. Later this year, the Registrants expect MDE to propose revised regulations to address future NOx reductions, which when finalized may negatively affect certain of the Registrants' coal-fired units in Maryland.
Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, GenOn estimates that environmental capital expenditures from 2015 through 2019 required to meet GenOn's regulatory environmental laws will be approximately $52 million for GenOn, which includes $18 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $13 million for GenOn Mid-Atlantic.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2015, and 2014. Also, refer to the Registrants' 2014 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of June 30, 2015, by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (a)(d)	10,762	4,118	1,942
Coal(b)	5,143	2,433	2,433
Oil(c)	1,847	1,434	308
Total generation capacity	17,752	7,985	4,683

(a)
GenOn's natural gas generation portfolio does not include 463 MW related to Osceola, which was mothballed on January 1, 2015; 636 MW related to Coolwater, which was retired on January 1, 2015; 160 MW related to Glen Gardner, which was retired on May 1, 2015; and 98 MW related to Gilbert, which was retired on May 1, 2015.

(b)	GenOn’s coal generation portfolio does not include 597 MW related to Shawville, which was mothballed on May 31, 2015.

(c)	GenOn’s oil generation portfolio does not include 212 MW related to Werner, which was retired on May 1, 2015.

(d)	GenOn Americas Generation's natural gas generation portfolio increased 389 MW as Bowline Unit 2 was restored to full capacity on June 23, 2015, following a boiler restoration.

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

Capacity Performance Proposal — On December 14, 2014, PJM requested FERC approval to substantially revamp its capacity market. Under that proposal, future annual capacity auctions would procure two categories of capacity resources: Capacity Performance resources and Base Capacity resources. PJM also would institute substantial new performance penalties on Capacity Performance resources that do not perform in real time during specified periods of high demand and substantially modify capacity bidding rules, and also included a transitional auction mechanism for the 2016/2017 and 2017/2018 delivery years. On June 9, 2015, FERC issued an order accepting the vast majority of PJM's filing.
Additionally, on April 24, 2015, FERC permitted PJM to delay its next Base Residual Auction until August 10-14, 2015, with results posted on August 21, 2015, in order to accommodate the auction changes approved in FERC’s June 9, 2015 order.
On June 30, 2015, a group of consumer representatives filed a request for expedited clarification or expedited rehearing of the PJM Capacity Performance order to ensure that Annual Demand Response resources are able to participate in the upcoming Transition Auctions for the 2016/17 and 2017/18 delivery years. On July 22, 2015, FERC ordered PJM to revise the Transition Auction Schedule to permit Demand Response Resources and Energy Efficiency participation. On June 30, 2015, the Registrants also requested rehearing, and that request remains pending at FERC.
Consumers Complaint Against PJM on RPM Load Forecasts — On June 30, 2015, a group of consumer representatives filed a complaint against PJM alleging that PJM has violated Section 206 of the FPA by failing to update its methodology for defining load forecast for purposes of the upcoming annual Base Residual Auction and the Transition Auctions. Briefing is underway. Any change to the load forecast of the underlying models could affect capacity prices going forward.
PJM “Stop Gap” Demand Response Filing — On January 14, 2015, PJM filed to implement “stop gap” rules governing the participation of demand response in the upcoming capacity auction (for the 2018/2019 delivery year), which would take effect only if the U.S. Supreme Court denied certiorari in the EPSA v. FERC case from, the U.S. Court of Appeals for the D.C. Circuit. Under the proposed new rules, PJM would prohibit demand response from participating in PJM’s capacity auction as a supply-side resource. Instead, PJM proposed to create a new product, termed Wholesale Load Reduction, that would allow LSEs to bid reductions in demand, backed by physical demand response resources, into the auction. Demand response resources participating as Wholesale Load Reduction would have a comparable impact on capacity clearing prices as demand response participating as supply, on a MW for MW basis. The Registrants opposed PJM’s proposal. On March 31, 2015, FERC issued an order rejecting PJM's filing as premature.
New England (GenOn and GenOn Americas Generation)
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed with FERC the results of Forward Capacity Auction 8. On September 16, 2014, FERC issued a notice stating that the Forward Capacity Auction 8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice. FERC rejected those requests on legal and procedural grounds. The matter was appealed to the U.S. Court of Appeals for the D.C. Circuit. On April 10, 2015, the D.C. Circuit referred the matter to a full merits panel. On July 1, 2015, the D.C. Circuit issued a briefing schedule.
Complaint Against ISO-NE — On April 6, 2015, GEM filed a complaint against ISO-NE regarding ISO-NE’s conduct of the third Annual Reconfiguration Auction.  The Canal 2 unit suffered a transformer failure which significantly restricted the output of the facility.  The transformer was repaired in July 2014 and the unit was brought back to its full output.  ISO-NE, however, failed to recognize that the unit had been repaired and mistakenly submitted a capacity buy-bid for the 2015-2016 capacity year in the amount of the derate. ISO-NE has denied the allegations. On July 16, 2015, FERC denied GEM's complaint.
New York
Independent Power Producers of New York (IPPNY) Complaint — On May 10, 2013, as amended on March 25, 2014, a generator trade association in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR-type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The complaints point to the recent reliability services agreements entered into between the NYSPSC and generators as evidence that capacity market prices are being influenced by non-market considerations.
On March 19, 2015, FERC denied IPPNY’s complaint and directed NYISO to establish a stakeholder process to consider whether there are circumstances that warrant the adoption of buyer-side mitigation rules in the rest-of-state, and whether mitigation measures would need to be in place to address any price suppressing effects of repowering agreements. On June 17, 2015, NYISO filed its compliance report describing the outcome of the stakeholder process on concluding that buyer-side mitigation measures in the rest-of-state are not warranted. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.

Competitive Entry Exemption to Buyer-Side Mitigation Rules — On December 4, 2014, pursuant to Section 206 of the FPA, a group of New York transmission owners filed a complaint seeking a competitive entry exemption to the current NYISO Buyer-Side Mitigation rules. On December 16, 2014, TDI USA Holdings Corporation filed a complaint under Section 206 of the FPA against the NYISO claiming that the NYISO’s application of the Mitigation Exemption Test under the Buyer-Side Mitigation Rules to TDI’s Champlain Hudson 1,000 MW transmission line project is unjust and unreasonable and seeks an exemption from the Mitigation Exemption Test. On February 26, 2015, FERC granted the complaint filed by the New York transmission owners and directed the NYISO to adopt a competitive entry exemption into its tariff within 30 days.  In a companion order issued on the same day, FERC rejected the TDI complaint on the grounds that TDI’s concerns were adequately addressed by FERC’s first order.  On March 30, 2015, NRG filed a request for rehearing. Allowing a competitive entry exemption significantly degrades protections against uneconomic entry into the New York markets.
Revisions to the Buyer-Side Mitigation Rules — On May 8, 2015, several New York entities, including the NYSPSC, filed a complaint against the NYISO under Section 206 of the FPA seeking revisions to the buyer-side market power mitigation measures of the NYISO tariff. The parties request FERC to find that the current buyer-side mitigation rules are unjust and unreasonable because they prevent the ICAP market from functioning properly and that the rules should apply only to a limited subset of generation facilities. NRG protested the complaint arguing that if the New York entities’ changes are implemented, vast amounts of uneconomic resources could enter the market and harm current and future investments.
Gulf Coast Region
MISO (GenOn)
MATS Waiver — Indianapolis Power and Light Company, DTE Electric Company, MidAmerican Energy Company, Duke Energy Indiana, Inc., Consumers Energy Company, and Wisconsin Power & Light Company each separately requested a limited, one-time waiver from their obligations to meet the Resource Adequacy Requirement in the MISO tariff, addressing an approximate six-week gap between the EPA’s MATS compliance deadline and the end of MISO’s 2015-2016 capacity planning year. The EPA’s MATS rules establish limits for HAPs emitted from, among other sources, existing and planned coal-fired generators and went into effect on April 16, 2015, with a one-year compliance extension available. Because the MISO capacity planning year runs from June 1 to May 31, there was a gap between the MATS-driven retirements in April and the MISO planning year in June.
FERC granted several of the utilities' requests for the limited, one-time waivers, some of which continue to be contested on rehearing. These waivers distort the efficient operation of MISO's capacity market.

Complaints regarding the 2015-2016 Planning Resource Auction — In May 2015, the Illinois Attorney General, Public Citizen, Inc., and Southwestern Electric Cooperative, Inc. filed complaints against MISO on the grounds that the results of the MISO 2015-2016 Planning Resource Auction resulted in unjust and unreasonable prices, specifically the auction clearing price in Zone 4. NRG, on behalf of itself and GenOn, filed comments providing its view on the rationale for the market outcome. The matter remains pending at FERC.
Consumer Group Complaint Seeking Reforms — On June 30, 2015, the Illinois Energy Consumers filed at FERC a complaint under Section 206 of the FPA regarding MISO’s Planning Resource Auction tariff provisions, stating that the current MISO tariff does not produce just and reasonable results. The complaint suggests specific tariff modifications to address these alleged deficiencies, particularly as to the initial reference level price and the failure of the MISO tariff to count capacity sold in neighboring capacity markets toward meeting Local Clearing Requirements in effect for the zones where capacity is physically located. The matter remains pending at FERC.
Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require governmental authorizations to build and operate power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The Registrants' environmental matters are described in the Registrants' 2014 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 9, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1, for a discussion of recent accounting developments.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2015	2014	Change %	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$331	$416	(20)%	$995	$1,410	(29)%
Capacity revenue (a)	194	253	(23)	372	509	(27)
Mark-to-market for economic hedging activities	25	(119)	121	(74)	(343)	78
Other revenues (b)	7	8	(13)	18	32	(44)
Total operating revenues	557	558	—	1,311	1,608	(18)
Operating Costs and Expenses
Generation cost of sales (a)	223	259	(14)	595	937	(36)
Mark-to-market for economic hedging activities	10	(30)	(133)	59	(23)	(357)
Contract and emissions credit amortization	(10)	(9)	11	(17)	(6)	183
Other cost of operations	204	197	4	403	386	4
Total cost of operations	427	417	2	1,040	1,294	(20)
Depreciation and amortization	55	58	(5)	111	120	(8)
Selling, general and administrative	—	23	(100)	—	41	(100)
Selling, general and administrative - affiliate	45	33	36	92	66	39
Acquisition-related transaction and integration costs	—	1	(100)	—	2	(100)
Total operating costs and expenses	527	532	(1)	1,243	1,523	(18)
Loss on sale of assets	—	—	—	—	(6)	(100)
Operating Income	30	26	15	68	79	(14)
Other Income/(Expense)
Other income, net	1	1	—	4	2	100
Interest expense	(49)	(51)	(4)	(102)	(101)	1
Total other expense	(48)	(50)	(4)	(98)	(99)	(1)
Loss Before Income Taxes	(18)	(24)	25	(30)	(20)	(50)
Income tax expense/(benefit)	—	1	(100)	(1)	2	(150)
Net Loss	$(18)	$(25)	28	$(29)	$(22)	(32)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.64	$4.67	(43)%	$2.81	$4.80	(41)%
MWh sold (in thousands)	6,214	6,933	(10)	14,365	17,970	(20)
MWh generated (in thousands)	7,640	7,433	3	16,895	19,073	(11)

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

Generation Gross Margin

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Energy revenue	$331	$416	$995	$1,410
Capacity revenue	194	253	372	509
Other revenues	7	8	18	32
Generation revenue	532	677	1,385	1,951
Generation cost of sales	(223)	(259)	(595)	(937)
Generation gross margin	$309	$418	$790	$1,014
Generation gross margin decreased by $109 million for the three months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 6% decrease in PJM cleared auction capacity prices and a 16% decrease in capacity volumes due to plant layups at Shawville and deactivations at Gilbert, Glen Gardner and Werner	$(39)
Lower gross margin due to a 20% decrease in average realized energy prices partially offset by lower fuel costs, primarily natural gas, as its price dropped by nearly 50% in 2015 as compared to the same period in 2014	(38)
Lower gross margin due to a drop in contracted capacity volumes primarily due to the retirement of Coolwater and Osceola in 2015 combined with lower contracted capacity prices in CAISO	(25)
Higher gross margin due to increased capacity contracts for Bowline	7
Other	(14)
$(109)
Generation gross margin decreased by $224 million for the six months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 12% decrease in generation due to prior year weather conditions in the East and significantly lower natural gas prices in 2015	$(105)
Lower gross margin due to a 13% decrease in PJM cleared auction capacity prices and a 16% decrease in PJM volumes due to plant layups at Shawville and deactivations at Gilbert, Glen Gardner and Werner	(105)
Lower gross margin due to a drop in contracted capacity volumes primarily due to the retirement of Coolwater and Osceola in 2015 combined with lower contracted capacity prices in CAISO	(57)
Higher gross margin due to a 55% decrease in natural gas prices offset by a 19% decrease in average realized energy prices	36
Higher gross margin due to increased capacity contracts for Bowline as well as an increase of 14% in prices in New York in the first six months of 2015	19
Other	(12)
$(224)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(45)	$(96)	$(132)	$(162)
Net unrealized gains/(losses) on open positions related to economic hedges	70	(23)	58	(181)
Total mark-to-market gains/(losses) in operating revenues	$25	$(119)	$(74)	$(343)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$4	$5	$5	$11
Net unrealized (losses)/gains on open positions related to economic hedges	(14)	25	(64)	12
Total mark-to-market (losses)/gains in operating costs and expenses	$(10)	$30	$(59)	$23
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended June 30, 2015, the $25 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $10 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
For the six months ended June 30, 2015, the $74 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices. The $59 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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

In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within the risk management policy. GenOn had no trading gains or losses for the three and six months ended June 30, 2015.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Trading gains/(losses)
Realized	$—	$—	$—	$2
Unrealized	—	—	—	(1)
Total trading gains	$—	$—	$—	$1
Other Cost of Operations
Other cost of operations increased by $7 million for the three months ended June 30, 2015, compared to the same period in 2014 and increased by $17 million for the six months ended June 30, 2015, compared to the same period in 2014 primarily due to planned and unplanned outages at Morgantown, Bowline and Canal, partially offset by prior year outages at New Castle and Hunterstown.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2015	2014	Change %	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$300	$367	(18)	$924	$1,305	(29)
Capacity revenue (a)	202	246	(18)	383	494	(22)
Mark-to-market for economic hedging activities	6	(94)	106	(80)	(238)	66
Other revenues (b)	6	7	(14)	13	30	(57)
Total operating revenues	514	526	(2)	1,240	1,591	(22)
Operating Costs and Expenses
Generation cost of sales (a)	347	401	(13)	892	1,237	(28)
Mark-to-market for economic hedging activities	8	(23)	135	39	(17)	(329)
Contract and emissions credit amortization	—	2	(100)	—	11	(100)
Other cost of operations	108	88	23	209	170	23
Total cost of operations	463	468	(1)	1,140	1,401	(19)
Depreciation and amortization	20	27	(26)	37	49	(24)
Selling, general and administrative	20	27	(26)	41	47	(13)
Total operating costs and expenses	503	522	(4)	1,218	1,497	(19)
Loss on sale of assets	—	—	—	—	(6)	(100)
Operating Income	11	4	175	22	88	(75)
Other Expense
Interest expense	(17)	(18)	(6)	(35)	(37)	(5)
Total other expense	(17)	(18)	(6)	(35)	(37)	(5)
(Loss)/Income Before Income Taxes	(6)	(14)	57	(13)	51	(125)
Income taxes	—	—	—	—	—	—
Net (Loss)/Income	$(6)	$(14)	57	$(13)	$51	(125)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.64	$4.67	(43)	$2.81	$4.80	(41)
MWh sold (in thousands)	1,736	2,917	(40)	5,007	7,546	(34)
MWh generated (in thousands)	2,164	2,949	(27)	5,427	7,587	(28)
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.

Generation Gross Margin

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Energy revenue	$300	$367	$924	$1,305
Capacity revenue	202	246	383	494
Other revenues	6	7	13	30
Generation revenue	508	620	1,320	1,829
Generation cost of sales	(347)	(401)	(892)	(1,237)
Generation gross margin	$161	$219	$428	$592

Generation gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Energy revenue	$157	$151	$402	$513
Capacity revenue	105	131	187	262
Other revenues	1	6	3	10
Generation revenue	263	288	592	785
Generation cost of sales	(263)	(288)	(592)	(785)
Generation gross margin	$—	$—	$—	$—
Generation gross margin decreased by $58 million for the three months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 26% decrease in generation resulting from higher outage hours of 502 and a 10% decrease in average realized energy prices due to declining natural gas prices	$(42)
Lower gross margin due to a 21% decrease in PJM cleared auction capacity prices	(23)
Higher gross margin due to increased capacity contracts for Bowline	7
$(58)
Generation gross margin decreased by $164 million for the six months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to 30% decrease in generation due to prior year weather conditions as well as an 8% decrease in average realized energy prices	$(127)
Lower gross margin due to a 29% decrease in PJM cleared auction capacity prices	(61)
Higher gross margin due to increased capacity contracts for Bowline as well as an increase of 14% in prices in New York in the first six months of 2015	19
Higher gross margin due to decreases in fuel costs as natural gas prices dropped by 43% in New York and New England partially offset by a 34% decrease in average realized energy prices	18
Lower gross margin due to market adjustments for fuel oil inventory	(11)
Other	(2)
$(164)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(38)	$(83)	$(137)	$(144)
Net unrealized gains/(losses) on open positions related to economic hedges	44	(11)	57	(94)
Total mark-to-market gains/(losses) in operating revenues	$6	$(94)	$(80)	$(238)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$3	$4	$7	$8
Net unrealized (losses)/gains on open positions related to economic hedges	(11)	19	(46)	9
Total mark-to-market (losses)/gains in operating costs and expenses	$(8)	$23	$(39)	$17
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended June 30, 2015, the $6 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, largely offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $8 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
For the six months ended June 30, 2015, the $80 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power and natural gas contracts as a result of decreases in forward power and natural gas prices. The $39 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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

In accordance with ASC 815, the following table represents the results of GenOn Americas Generation's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn Americas Generation's trading activities are subject to limits within the risk management policy. GenOn Americas Generation had no trading gains or losses for the three and six months ended June 30, 2015.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Trading gains/(losses)
Realized	$—	$—	$—	$2
Unrealized	—	—	—	(1)
Total trading gains	$—	$—	$—	$1
Other Cost of Operations
Other cost of operations increased by $20 million for the three months ended June 30, 2015, compared to the same period in 2014 and increased by $39 million for the six months ended June 30, 2015, compared to the same period in 2014 due to increased outage hours at Canal, Morgantown and Bowline during the current year, partially offset by decreases in variable costs due to lower generation.

GenOn Mid-Atlantic
The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2015	2014	Change %	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$139	$207	(33)%	$380	$588	(35)%
Capacity revenue (a)	59	79	(25)	114	168	(32)
Mark-to-market for economic hedging activities	(4)	(93)	96	(28)	(243)	88
Other revenues	2	3	(33)	6	10	(40)
Total operating revenues	196	196	—	472	523	(10)
Operating Costs and Expenses
Generation cost of sales (a)	80	107	(25)	200	279	(28)
Mark-to-market for economic hedging activities	9	(23)	139	40	(18)	(322)
Contract and emissions credit amortization	—	2	(100)	—	9	(100)
Other cost of operations	71	60	18	141	125	13
Total cost of operations	160	146	10	381	395	(4)
Depreciation and amortization	17	24	(29)	33	43	(23)
Selling, general and administrative — affiliate	14	20	(30)	29	35	(17)
Total operating costs and expenses	191	190	1	443	473	(6)
Operating Income	5	6	(17)	29	50	(42)
Other Expense
Interest expense	(1)	(2)	50	(2)	(3)	(33)
Total other expense	(1)	(2)	(50)	(2)	(3)	(33)
Income Before Income Taxes	4	4	—	27	47	(43)
Income taxes	—	—	—	—	—	—
Net Income	$4	$4	—	$27	$47	(43)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.64	$4.67	(43)	$2.81	$4.80	(41)
MWh sold (in thousands)	1,701	2,734	(38)	4,124	6,335	(35)
MWh generated (in thousands)	2,033	2,734	(26)	4,456	6,335	(30)

(a)    Includes realized gains and losses from financially settled transactions.

Generation Gross Margin

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Energy revenue	$139	$207	$380	$588
Capacity revenue	59	79	114	168
Other revenues	2	3	6	10
Generation revenue	200	289	500	766
Generation cost of sales	(80)	(107)	(200)	(279)
Generation gross margin	$120	$182	$300	$487
Generation gross margin decreased by $62 million for the three months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 26% decrease in generation due to an increase of 502 outage hours combined with a 10% decrease in average realized energy prices and a decrease in fuel costs resulting from a 44% decrease in natural gas prices	$(42)
Lower gross margin due to a 36% decrease in PJM cleared auction capacity prices	(20)
$(62)
Generation gross margin decreased by $187 million for the six months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Lower gross margin due to a 30% decrease in generation due to prior year weather conditions as well as an 8% decrease in average realized energy prices	$(127)
Lower gross margin due to a 36% decrease in PJM cleared auction capacity prices	(54)
Other	(6)
$(187)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(35)	$(81)	$(66)	$(149)
Net unrealized gains/(losses) on open positions related to economic hedges	31	(12)	38	(94)
Total mark-to-market losses in operating revenues	$(4)	$(93)	$(28)	$(243)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$3	$4	$7	$9
Net unrealized (losses)/gains on open positions related to economic hedges	(12)	19	(47)	9
Total mark-to-market (losses)/gains in operating costs and expenses	$(9)	$23	$(40)	$18
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the three months ended June 30, 2015, the $4 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, largely offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices. The $9 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
For the six months ended June 30, 2015, the $28 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power and natural gas contracts as a result of decreases in forward power and natural gas prices. The $40 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
Other Cost of Operations
Other cost of operations increased by $11 million for the three months ended June 30, 2015, compared to the same period in 2014 and increased by $16 million for the six months ended June 30, 2015, compared to the same period in 2014 primarily due to higher outage expense at Morgantown and Chalk Point and increased environmental costs for Maryland Ash, partially offset by lower operating expenses as a result of lower generation.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2015, and December 31, 2014, the Registrants' liquidity was comprised of the following:

	June 30, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents (GenOn excluding GenOn Mid-Atlantic and REMA)	$520	$441
Cash and cash equivalents (GenOn Mid-Atlantic) (a)	217	157
Cash and cash equivalents (REMA) (a)	283	322
Total	1,020	920
Credit facility availability	261	263
Total liquidity	$1,281	$1,183
(a) At June 30, 2015, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
For the six months ended June 30, 2015, total liquidity increased $98 million.
Management believes that the Registrants' liquidity position and cash flows from operations will be adequate to finance operating, maintenance and capital expenditures, to fund debt service obligations and other liquidity commitments, both in the near and longer term. Management continues to regularly monitor the Registrants' ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.

Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of June 30, 2015, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
The GenOn senior notes due 2018 and 2020 and the related indentures also restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At June 30, 2015, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through June 30, 2015, see Note 7, Commitments and Contingencies, to this Form 10-Q.
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

Date: August 4, 2015

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

Date: August 4, 2015

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

Date: August 4, 2015