Form 10-K
period 2015-12-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2016-02-29
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
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

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CCGT	Combined Cycle Gas Turbine
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of sales
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Plans	Collectively, the NRG GenOn LTIP, The GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan
GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
ICAP	New York Installed Capacity
IRC	Internal Revenue Code of 1986, as amended
IRC §	IRC Section
ISO	Independent System Operator, also referred to as RTO

ISO-NE	ISO New England Inc.
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing project
MATS	Mercury and Air Toxics Standards
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
Mothballed
The unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months

MW	Megawatt
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEPGA	New England Power Generators Association
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NERC	North American Electric Reliability Corporation
NextEra	NextEra Energy Resources, LLC
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn employees
NRG Merger	The merger completed on December 14, 2012 pursuant to the NRG Merger Agreement
NRG Merger Agreement	The agreement by and among NRG, GenOn and Plus Merger Corporation (a direct wholly-owned subsidiary of NRG) dated as of July 20, 2012
NRG Merger Exchange Ratio	The right of GenOn Energy, Inc. stockholders to receive 0.1216 shares of common stock of NRG Energy, Inc. in the NRG Merger
NSPS	New Source Performance Standards
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/ (Loss)
PADEP	Pennsylvania Department of Environmental Protection

Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPM	Parts Per Million
PSCs	Public Service Commissions
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emission reduction, but also to increase facility capacity, and improve system efficiency

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RRI Energy	RRI Energy, Inc.
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SO2	Sulfur Dioxide
SSR	System Support Resource
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.

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
The following table summarizes the generation portfolio as of December 31, 2015, by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas(a)	10,763	4,118	1,942
Coal(b)	5,143	2,433	2,433
Oil(c)	1,847	1,434	308
Total generation capacity	17,753	7,985	4,683

(a)
GenOn's natural gas generation portfolio does not include 463 MW related to Osceola, which was mothballed on January 1, 2015, 636 MW related to Coolwater, which was retired on January 1, 2015, 160 MW related to Glen Gardner, which was retired on May 1, 2015, and 98 MW related to Gilbert, which was retired on May 1, 2015.

(b)	GenOn’s coal generation portfolio does not included 597 MW related to Shawville, which was mothballed on May 31, 2015, and 401 MW related to Portland, which was deactivated on December 1, 2015.
(c)     GenOn’s oil generation portfolio does not included 212 MW related to Werner, which was retired on May 1, 2015.
Seasonality and Price Volatility
Annual and quarterly operating results of the Registrants' wholesale power generation segments can be significantly affected by weather and energy commodity price volatility. Significant other events, such as the demand for natural gas, interruptions in fuel supply infrastructure and relative levels of hydroelectric capacity can increase seasonal fuel and power price volatility. The preceding factors related to seasonality and price volatility are fairly uniform across the Registrants' wholesale generation business.
Competition
Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. The Registrants compete on the basis of the location of their plants and ownership of portfolios of plants in various regions, which increases the stability and reliability of their energy revenues. Wholesale power generation is a regional business that is currently highly fragmented and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies the Registrants compete with depending on the market. Competitors include regulated utilities, other independent power producers, and power marketers or trading companies, including those owned by financial institutions, municipalities and cooperatives.

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
2015 Significant Events and Developments
Dispositions
In the fourth quarter of 2015, GenOn entered into two separate agreements to sell 100% of its interest in Seward Generation, LLC, or Seward, and Shelby County Energy Center, LLC, or Shelby. Seward and Shelby own and operate a 525 MW coal-fired facility and a 352 MW natural gas-fired facility, respectively. The sale of Seward was completed on February 2, 2016 and the sale of Shelby is expected to be completed during the first quarter of 2016. See Item 15 — Note 3, Dispositions, to the Consolidated Financial Statements for further discussion.
Fuel Repowerings and Conversions
The table below lists projected repowering and conversion projects at certain of the Registrants' facilities:

Facility	Net Generation Capacity (MW)	Project Type	Fuel Type	Targeted COD
New Castle Units 3, 4 and 5	325	Natural Gas Conversion	Natural Gas	Summer 2016
Shawville Units 1, 2, 3 and 4	597	Natural Gas Conversion	Natural Gas	Fall 2016
Total Fuel Repowerings and Conversions	922

Coal Operations
The following table summarizes GenOn's U.S. coal capacity and the corresponding revenues and average natural gas prices and positions resulting from coal hedge agreements extending beyond December 31, 2015, and through 2019:

	2016	2017	2018	2019	Annual Average for 2016-2019
	(Dollars in millions unless otherwise stated)
Net Coal Capacity (MW) (a)	4,409	4,198	4,198	3,492	4,074
Forecasted Coal Capacity (MW) (b)	2,256	2,007	1,656	1,368	1,822
Total Coal Sales (MW) (c)	1,827	1,153	217	—	799
Percentage Coal Capacity Sold Forward (d)	81%	57%	13%	—	38%
Total Forward Hedged Revenues (e)	$828	$439	$57	$—
Weighted Average Hedged Price ($ per MWh) (e)	$51.58	$43.42	$30.19	$—
Average Equivalent Natural Gas Price ($ per MMBtu) (e)	$3.29	$3.15	$2.83	$—
Gas Price Sensitivity Up $0.50/MMBtu on Coal Units	$85	$120	$154	$123
Gas Price Sensitivity Down $0.50/MMBtu on Coal Units	$(47)	$(79)	$(106)	$(84)
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal Units	$34	$44	$66	$62
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal Units	$(27)	$(34)	$(50)	$(46)

(a)
Net coal capacity represents nominal summer net MW capacity of power generated as adjusted for the Registrants' ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2015, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent MWh based on forward market implied heat rate as of December 31, 2015, and then combined with power sales to arrive at equivalent MWh hedged which is then divided by number of hours in given year to arrive at MW hedged. The coal sales include swaps and delta of options sold which is subject to change. For detailed information on the Registrants' hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

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
National
U.S. Supreme Court Agrees to Consider the Constitutionality of Maryland's Generator Contracting Programs — On October 19, 2015, the U.S. Supreme Court agreed to hear a case challenging the constitutionality of certain state-directed procurements of new electric generating facilities. The case involves the authority of the Maryland Public Service Commission to direct load-serving utilities in the state to enter into long-term power purchase contracts with a generation developer to encourage the construction of new generation capacity in Maryland. The constitutionality of the long-term contracts was challenged in the U.S. District Court for the District of Maryland, which, in an October 24, 2013, decision, found that the contracts violated the Supremacy Clause of the U.S. Constitution because they were both conflict preempted and field preempted by the FPA and the authority that the FPA granted to FERC. On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court's decision. A case arising out of New Jersey and raising similar issues was decided by the U.S. Court of Appeals for the Third Circuit, which also determined that the state-mandated contracts were preempted. After the Supreme Court granted certiorari in the Maryland case, NRG filed a friend-of-the-court brief urging the Court to uphold the right of states to incentivize new generation by directing utilities in the state to enter into long-term contracts — but noted that FERC has both the authority and the statutory obligation to protect wholesale markets by requiring that bids in the wholesale markets reflect costs and by ensuring that uneconomic entry does not distort auction outcomes. The Supreme Court heard oral argument on February 24, 2016. The outcome of this litigation could have broad impacts on whether and how states require utilities to contract with new generation resources, as well as how such contracted resources interact with the FERC-jurisdictional wholesale markets.

U.S. Supreme Court Allows FERC to Retain Jurisdiction Over Demand Response — On January 25, 2016, the U.S. Supreme Court issued a 6-2 decision affirming FERC’s ability to exercise jurisdiction over demand response resources seeking to voluntarily participate in the wholesale markets. Additionally, the Supreme Court upheld FERC’s preferred scheme for pricing demand response in the energy market. This case arose out of a May 23, 2014, decision by the D.C. Circuit which vacated FERC’s rules (known as Order No. 745) that set the compensation level for demand response resources participating in the FERC-jurisdictional energy markets. The Court of Appeals had held that the FPA does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. With the Supreme Court’s decision, FERC will resume exercising jurisdiction over demand response, which the Registrants view as a positive for their wholesale business.
East
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

Capacity Performance Rehearings — On June 9, 2015, FERC approved changes to PJM’s capacity market. Major elements of the approved changes to the Capacity Performance framework include the calculation of the bid cap, elimination of the 2.5% holdback for short lead-time resources, and substantial performance penalties on Capacity Performance resources that do not perform in real time during specific periods of high demand. The rules mandate that underperformance penalties be paid to units that over perform during those periods of high demand.  The Registrants' actual revenues will be the combination of the revenues based on the cleared auction MWs plus the net of any over and under performance of the Registrants' fleet. On July 9, 2015, multiple parties, including the Registrants, filed requests for rehearings at FERC regarding the framework of the new annual capacity auctions. Rehearing is pending.
In addition, multiple parties sought clarification on whether demand resources could participate in the Capacity Performance Transition Auctions. On July 22, 2015, FERC issued an order allowing demand response and energy efficiency resources to participate in the Capacity Performance Transition Auctions. Rehearing is pending.
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
MOPR Revisions — On May 2, 2013, FERC accepted PJM's proposal to substantially revise its Minimum Offer Price Rule.  Among other things, FERC approved the portions of the PJM proposal that exempt many new entrants from demonstrating that their proposed projects are economic, as well as providing a similar exemption from public power entities and certain self-supply entities. This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices.  On June 3, 2013, NRG filed a request for rehearing of the FERC order and subsequently protested the manner in which PJM proposed to implement the FERC order. On October 15, 2015, FERC denied the requests for rehearing and accepted PJM’s compliance filing.  NRG, along with other parties, filed a petition for review of FERC's decision with the D.C. Circuit.
 AEP and FirstEnergy Ohio Contracts — FirstEnergy and AEP, through their regulated Ohio utilities, have sought approval at the Public Utility Commission of Ohio of a capacity market “swap” where FirstEnergy’s and AEP’s “merchant” resources would recover the full costs of their generation facilities through a non-bypassable surcharge applicable to all Ohio retail customers. Evidence introduced in the Ohio proceeding suggests that these contracts could impose more than $1,000 per Ohio retail customer in excess costs over the next eight years. A coalition of consumer and supply groups are opposing the proposed contracts before the Public Utility Commission of Ohio. Additionally, NRG and numerous other coalition members have filed a complaint at FERC questioning whether FirstEnergy and AEP have the regulatory approvals necessary to enter into above-market contracts with their generation affiliates without further FERC review. That complaint is pending at FERC.

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
On May 30, 2014, FERC found that most of the provisions in the ISO-NE proposal, with modifications, together with an increase to the reserve constraint penalty factors, provided a just and reasonable structure. FERC instituted a proceeding for further hearings and required ISO-NE to make a compliance filing to modify its proposal and adopt the increases to the reserve constraint penalty factors. FERC denied rehearing. The New England Power Generators Association filed a petition for review of FERC's decision with the D.C. Circuit.
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed with FERC the results of Forward Capacity Auction 8. On September 16, 2014, FERC issued a notice stating that the Forward Capacity Auction 8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice. FERC rejected those requests on legal and procedural grounds. A petition for review of FERC's decision was filed with the D.C. Circuit. NRG, along with other parties, filed a brief in support of FERC. An adverse decision could call into question the capacity revenues associated with the 2017/2018 delivery year.
Sloped Demand Curve Filing — On May 30, 2014, FERC accepted the proposed tariff revisions discussed in the April 1, 2014 ISO-NE filing at FERC regarding the establishment of a sloped demand curve for use in the ISO-NE Forward Capacity Market. The accepted tariff changes include extending the period during which a market participant can lock-in the capacity price for a new resource from five to seven years, establishing a limited exemption for the buyer-side market mitigation rules for a set amount of renewable resources, and eliminating the administrative pricing rules. The shift away from the current vertical demand curve and accompanying proposed changes could have a material impact on the capacity prices in future auctions as well as an impact on resources that have a price lock-in. FERC denied rehearing. NRG, along with other generators, filed a petition for review of FERC's decision with the D.C. Circuit.
In December 2015, FERC voluntarily requested a remand from the D.C. Circuit. FERC also instituted a FPA Section 206 proceeding, directing ISO-NE to submit tariff revisions by March 31, 2016, providing for zonal sloped demand curves to be implemented beginning in Forward Capacity Auction 11. The ultimate outcome of this proceeding will affect the market design governing future capacity auctions in New England.
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
Revisions to the Buyer-Side Mitigation Rules — On May 8, 2015, several New York entities, including the NYSPSC, filed a complaint against the NYISO under Section 206 of the FPA seeking revisions to the buyer-side market power mitigation measures of the NYISO tariff. The parties requested FERC to find that the current buyer-side mitigation rules are unjust and unreasonable because they prevent the ICAP market from functioning properly and that the rules should apply only to a limited subset of generation facilities. NRG protested the complaint. On October 9, 2015, FERC held that certain renewables and self-supply resources should be exempt from buyer-side mitigation rules and ordered the NYISO to submit a compliance filing. On February 5, 2016, FERC denied rehearing. The NYISO has yet to issue its compliance filing addressing FERC's order to develop exemptions for certain renewables and self-supply resources. The eventual disposition of this case could impact the ability of uneconomic resources to enter the New York market.

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
On March 19, 2015, FERC denied IPPNY’s complaint and directed NYISO to establish a stakeholder process to consider whether there are circumstances that warrant the adoption of buyer-side mitigation rules in the rest-of-state, and whether mitigation measures would need to be in place to address any price suppressing effects of repowering agreements. On June 17, 2015, NYISO filed its compliance report describing the outcome of the stakeholder process on concluding that buyer-side mitigation measures in the rest-of-state are not warranted. On November 16, 2015, FERC directed the NYISO to provide additional information. On December 16, 2015, NYISO filed responses to FERC's request. Rehearing is pending. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.
Gulf Coast
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
On June 30, 2015, the Illinois Energy Consumers filed a complaint with FERC under Section 206 of the FPA regarding MISO’s Planning Resource Auction tariff provisions, stating that the current MISO tariff does not produce just and reasonable results. The complaint suggests specific tariff modifications to address these alleged deficiencies, particularly as to the initial reference level price and the failure of the MISO tariff to count capacity sold in neighboring capacity markets toward meeting local clearing requirements in effect for the zones where capacity is physically located. On October 20, 2015, FERC held a technical conference on MISO's Planning Resource Auction, which in part addressed changes to MISO's auction design.
On December 31, 2015, FERC issued an order directing MISO to change key portions of its capacity market tariff, including restricting the ability of suppliers to place offers up to a MISO-developed opportunity cost. FERC mandated several changes to the auction, to be in place before the next planning resource auction in 2016.  MISO is pursuing its own stakeholder reforms process to create different rules and implement price formation reforms as to its restructured retail market zones, including Zone 4. FERC expressly declined to rule on the portion of the complaint addressing the outcome of the 2015 Zone 4 auction, and instead stated that its investigation into the conduct of the auction remained pending. Rehearing is pending.

Revisions to MISO Capacity Construct — On November 20, 2015, FERC issued a final order denying the NRG’s request for rehearing of a 2012 FERC order approving the MISO capacity construct. NRG filed a petition for review of FERC’s decision with the D.C. Circuit on the grounds that FERC’s order denies merchant generators in MISO’s footprint any reasonable opportunity to recover their fixed costs. The eventual outcome of this proceeding could impact MISO’s attempts to redesign its capacity markets and thereby affect the value of NRG’s uncontracted assets within the MISO footprint.

Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is facing new requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental laws involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
A number of regulations with the potential to affect the Registrants and their facilities are in development, under review or have been recently promulgated by the EPA, including ESPS/NSPS for GHGs, NAAQS revisions and implementation and effluent guidelines. The Registrants are currently reviewing the outcome and any resulting impact of recently promulgated regulations and cannot fully predict such impact until legal challenges are resolved.

Ozone NAAQS — On October 26, 2015, the EPA promulgated a rule that reduces the ozone NAAQS to 0.070 ppm. This more stringent NAAQS will obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units.

Clean Power Plan — The national and international attention (including the Paris Agreement) in recent years on GHG emissions has resulted in federal and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. The CPP rule faces numerous legal challenges that likely will take several years to resolve. On February 9, 2016, the U.S. Supreme Court stayed the CPP.
Effluent Limitations Guidelines — In November 2015, the EPA promulgated a rule revising the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which will impose more stringent requirements (as individual permits are renewed) for wastewater streams from flue gas desulfurization, fly ash, bottom ash, and flue gas mercury control. The Registrants estimate that it would cost approximately $50 million over the next six years to comply with this rule at the Registrants' coal-fired plants. This regulation has been challenged and is subject to legal uncertainty. The Registrants decide to invest capital for environmental controls based on: the certainty of regulations; evaluation of different technologies; options to convert to gas; and the expected economic returns on the capital. Over the next several years, the Registrants will decide whether to proceed with these investments at each of the plants as permits are renewed based on, among other things, the legal certainty of the regulation and market conditions at that time.

See Item 15 — Note 16, Regulatory Matters, Note 17, Environmental Matters, and Note 18, Guarantees, to the Consolidated Financial Statements.
East
Maryland Environmental Regulations — In December 2014, MDE proposed a regulation regarding NOx emissions from coal-fired electric generating units, which had it been finalized would have required by 2020 the Registrants (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to either (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. In early 2015, the State of Maryland decided not to finalize the regulation as proposed. In November 2015, MDE finalized revised regulations to address future NOx reductions, which although more stringent than previous regulations, will not cause the Registrants to spend capital to comply. As a result of the new regulations, on February 29, 2016, the Registrants notified PJM that they were withdrawing the standing deactivation notices for Dickerson Units 1, 2 and 3 and Chalk Point Units 1 and 2.
RGGI — The Registrants operate generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances, which the Registrants believe will increase the price of each allowance. The nine RGGI states are re-evaluating the program and may alter the rules to further reduce the number of allowances. The 2013 rules and/or revisions being currently contemplated could adversely impact the Registrants' results of operations, financial condition and cash flows.
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $68 million for GenOn, which includes $12 million for GenOn Americas Generation. The estimate for GenOn Americas Generation includes $9 million for GenOn Mid-Atlantic. The majority of these costs will be expended by the end of 2016.
See Item 15 — Note 8, Retirements or Mothballing of Generating Facilities, to the Consolidated Financial Statements.
Employees
As of December 31, 2015, GenOn had 1,689 employees of which 595 employees were part of GenOn Americas Generation and 440 employees were part of GenOn Mid-Atlantic, approximately 64.8%, 68.9% and 70.9% respectively, of whom were covered by bargaining agreements. During 2015, the Registrants did not experience any labor stoppages or labor disputes at any of their facilities.
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
        The Registrants provide energy, capacity, ancillary and other energy services from their generating facilities in a variety of markets and to bi-lateral counterparties, including participating in wholesale energy markets, entering into tolling agreements, sales of resource adequacy and participation in capacity auctions. The Registrants' revenues from selling capacity are a significant part of their overall revenues. The Registrants are not guaranteed recovery of their costs or any return on their capital investments through mandated rates.
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

•	environmental regulations and legislation;

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

•
existing or future regulation of the markets in which the Registrants operate by FERC, ISOs and RTOs, including any price limitations, non-performance penalties and other mechanisms to address some of the price volatility or illiquidity in these markets or the physical stability of the system;

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
Changes in the wholesale energy markets or in the Registrants' generating facility operations could result in impairments or other charges.
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
        As of December 31, 2015, GenOn's generating capacity is 59% in PJM, 21% in CAISO, 12% in NYISO and ISO-NE and 6% in MISO, and GenOn Americas Generation's generating capacity is 59% in PJM, 13% in CAISO and 28% in NYISO and ISO-NE. As of December 31, 2015, all of GenOn Mid-Atlantic's generating capacity is in PJM. Adverse developments in these regions, especially in the PJM market, may adversely affect the Registrants. Further, the effect of such adverse regional developments may be greater on the Registrants than on more geographically diversified competitors.
The integration of the Capacity Performance product into the PJM market could lead to substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on the Registrants' results of operations, financial condition and cash flows.

On June 9, 2015, FERC approved changes to PJM’s capacity market. Major elements of the approved changes to the Capacity Performance framework include the calculation of the bid cap, elimination of the 2.5% holdback for short lead-time resources, and substantial performance penalties on Capacity Performance resources that do not perform in real time during specific periods of high demand. The Registrants' Capacity Performance resources may not perform as planned, and the Registrants may experience substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on the Registrants' results of operations, financial condition and cash flows.
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
        The Registrants rely on information technology networks and systems to operate their generating facilities, engage in asset management activities, and process, transmit and store electronic information. Security breaches of this information technology infrastructure, particularly through cyber-attacks and cyber terrorism, including by computer hackers, foreign governments and cyber terrorists, could lead to system disruptions, generating facility shutdowns or unauthorized disclosure of confidential information related to their employees, vendors and counterparties. Confidential information includes banking, vendor, counterparty and personal identity information.

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

Adverse economic conditions could adversely affect the Registrants' business, financial condition, results of operations and cash flows.
Adverse economic conditions and declines in wholesale energy prices, partially resulting from adverse economic conditions, may impact the Registrants' earnings. The breadth and depth of these negative economic conditions had a wide-ranging impact on the U.S. business environment, including the Registrants' businesses. In addition, adverse economic conditions also reduce the demand for energy commodities. This reduced demand continues to impact the key domestic wholesale energy markets the Registrants serve. The combination of lower demand for power and increased supply of natural gas has put downward price pressure on wholesale energy markets in general, further impacting the Registrants' results. In general, economic and commodity market conditions will continue to impact the Registrants' unhedged future energy margins, liquidity, earnings growth and overall financial condition.
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
The Registrants' hedging and GenOn Americas Generation's fuel oil management activities may increase the volatility of the Registrants' U.S. GAAP financial results.
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
The Registrants operate generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances, which the Registrants believe will increase the price of each allowance. The nine RGGI states are re-evaluating the program and may alter the rules to further reduce the number of allowances. The 2013 rules and/or revisions being currently contemplated could adversely impact the Registrants' results of operations, financial condition and cash flows.
California has a CO2 cap and trade program for electric generating units greater than 25 MW. The impact on the Registrants depends on the cost of the allowances and the ability to pass these costs through to customers.
On October 26, 2015, the EPA promulgated a rule that reduces the ozone NAAQS to 0.070 ppm. This more stringent NAAQS will obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units. EPA guidance for these plans is expected in late 2016.
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
Substantially all of the Registrants' generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently NERC) and approved by FERC. If the Registrants fail to comply with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties and increased compliance obligations. The Registrants will also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps, and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Registrants' generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and the Registrants cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Registrants' business. In addition, in some of these markets, interested parties have proposed to re-regulate the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Registrants' business prospects and financial results could be negatively impacted.
The CFTC, among other things, has regulatory oversight authority over the trading of swaps, futures and many commodities under the Commodity Exchange Act, or CEA. Since 2010, there have been a number of reforms to the regulation of the derivatives markets, both in the U.S. and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or relating to margin for derivatives, could negatively impact the Registrants' ability to hedge their portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting the Registrants' ability to utilize non-cash collateral for derivatives transactions.

The Registrants' businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt the Registrants' operations and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Climate change could also affect the availability of a secure and economical supply of water in some locations, which is essential for the continued operation of the Registrants' generation plants.
GHG regulation could increase the cost of electricity, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies. Reduced economic and consumer activity in the Registrants' service areas — both generally and specific to certain industries and consumers accustomed to previously lower cost power-could reduce demand for the power the Registrants generate.
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
        As a result of the coal combustion process, the Registrants produce significant quantities of ash at their coal-fired generating units that must be beneficially used or disposed of at sites permitted to handle ash. One of the Registrants' landfills in Maryland has reached design capacity and it is expected that another site in Maryland may reach full capacity in the next few years. As a result, the Registrants are further developing existing and new ash management facilities. However, the costs associated with developing new ash management facilities could be material, and the amount of time to complete such developments could extend beyond the time when new facilities are needed. Likewise, the facility for preparing ash for beneficial uses may not operate as expected; or the ash may not be marketed and sold as expected. Additionally, costs associated with third-party ash handling and disposal are material and could have a material adverse effect on the Registrants' financial performance and condition.
        The Registrants also produce gypsum as a byproduct of the SO2 scrubbing process at their coal-fired generating facilities, much of which is sold to third parties for use in drywall production. Should their ability to sell such gypsum to third parties be restricted as a result of the lack of demand or otherwise, their gypsum disposal costs could rise materially.
      In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants are evaluating the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2015.
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
At December 31, 2015, GenOn's consolidated indebtedness was $2.8 billion and GenOn Americas Generation's consolidated indebtedness was $752 million. In addition, the present values of lease payments under the respective GenOn Mid-Atlantic and REMA operating leases were approximately $672 million and $376 million, respectively (assuming a 10% and 9.4% discount rate, respectively) and the termination values of the respective GenOn Mid-Atlantic and REMA operating leases were $946 million and $649 million, respectively.
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
        GenOn and certain of its subsidiaries, including GenOn Americas Generation and NRG Americas, are holding companies and, as a result, are dependent upon dividends, distributions and other payments from their operating subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from their operations is generated by GenOn Mid-Atlantic. The ability of certain of their subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2015, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
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

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants’ generation units for all of their costs;

•	The Registrants' ability to mitigate forced outage risk as they become subject to capacity performance in PJM and new performance incentives in ISO-NE;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Listed below are descriptions of Registrants’ interests in facilities, operations and/or projects owned or leased as of December 31, 2015. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Registrants’ ownership position excluding capacity from inactive/mothballed units as of December 31, 2015. The following table summarizes the Registrants' power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned		Net Generation Capacity (MW) (a)	Primary Fuel-type

Chalk Point, Aquasco, MD (b)	PJM	100.00		667	Coal
Chalk Point, Aquasco, MD	PJM	100.00		1,648	Natural Gas
Chalk Point, Aquasco, MD	PJM	100.00		42	Oil
Dickerson, MD (b)	PJM	100.00	(c)	537	Coal
Dickerson, MD	PJM	100.00	(c)	294	Natural Gas
Dickerson, MD	PJM	100.00	(c)	18	Oil
Morgantown, Newburg, MD	PJM	100.00	(c)	1,229	Coal
Morgantown, Newburg, MD	PJM	100.00	(c)	248	Oil
	Total GenOn Mid-Atlantic:			4,683

Bowline, West Haverstraw, NY	NYISO	100.00		1,147	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.00		1,112	Oil
Martha’s Vineyard, MA	ISO-NE	100.00		14	Oil
Pittsburg, CA	CAISO	100.00		1,029	Natural Gas
Total GenOn Americas Generation:				7,985

Aurora, IL	PJM	100.00		878	Natural Gas
Avon Lake, OH (d)	PJM	100.00		732	Coal
Avon Lake, OH	PJM	100.00		21	Oil
Blossburg, PA	PJM	100.00		19	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		244	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		15	Oil
Cheswick, Springdale, PA	PJM	100.00		565	Coal
Choctaw, French Camp, MS	SERC-Entergy	100.00		800	Natural Gas
Conemaugh, New Florence, PA (e)	PJM	16.45		280	Coal
Conemaugh, New Florence, PA (e)	PJM	16.45		2	Oil
Ellwood, Goleta, CA	CAISO	100.00		54	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.00		640	Natural Gas
Gilbert, Milford, NJ	PJM	100.00		438	Natural Gas
Hamilton, East Berlin, PA	PJM	100.00		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.00		810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.00		60	Natural Gas
Keystone, Shelocta, PA (e)	PJM	16.67		283	Coal
Keystone, Shelocta, PA (e)	PJM	16.67		2	Oil
Mandalay, Oxnard, CA	CAISO	100.00		560	Natural Gas
Mountain, Mount Holly Springs, PA	PJM	100.00		40	Oil
New Castle, West Pittsburg, PA (f)	PJM	100.00		325	Coal
New Castle, West Pittsburg, PA	PJM	100.00		3	Oil
Niles, OH	PJM	100.00		25	Oil
Ormond Beach, Oxnard, CA	CAISO	100.00		1,516	Natural Gas

Orrtana, PA	PJM	100.00	20	Oil
Portland, Mount Bethel, PA (g)	PJM	100.00	169	Oil
Sayreville, NJ	PJM	100.00	217	Natural Gas
Seward, New Florence, PA (h)	PJM	100.00	525	Coal
Shawnee, East Stroudsburg, PA	PJM	100.00	20	Oil
Shawville, PA (e)(i)	PJM	100.00	6	Oil
Shelby County, Neoga, IL (h)	MISO	100.00	352	Natural Gas
Titus, Birdsboro, PA	PJM	100.00	31	Oil
Tolna, Stewartstown, PA	PJM	100.00	39	Oil
Warren, PA	PJM	100.00	57	Natural Gas
	Total GenOn:		17,753

(a)	Actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors.

(b)	On February 29, 2016, NRG notified PJM that it was withdrawing the standing deactivation notices for Chalk Point Units 1 and 2 and Dickerson Units 1, 2 and 3

(c)
GenOn Mid-Atlantic leases 100% interests in the Dickerson and Morgantown coal generation units through facility lease agreements expiring in 2029 and 2034, respectively. GenOn Mid-Atlantic owns 312 MW and 248 MW of peaking capacity at the Dickerson and Morgantown generating facilities, respectively. GenOn Mid-Atlantic operates the Dickerson and Morgantown facilities.

(d)
GenOn intends to deactivate net generation capacity at the Avon Lake Unit 7 which has net generation capacity of 94 MW in April 2016. In 2015, GenOn suspended its plans to add natural gas capabilities to the Avon Lake facility.

(e)
GenOn leases 100%, 16.67% and 16.45% interests in three Pennsylvania facilities (Shawville, Keystone and Conemaugh, respectively) through facility lease agreements expiring in 2026, 2034 and 2034, respectively. GenOn operates the Shawville, Keystone and Conemaugh facilities. The table includes GenOn’s net share of the capacity of these facilities.

(f)
GenOn has announced its intention to continue operations at the New Castle facility, which is currently in operation. GenOn intends to add natural gas capabilities at this facility, which is expected to be completed by the summer of 2016.

(g)	GenOn deactivated Portland coal Units 1 and 2 (401 MW) effective December 1, 2015.

(h)	These facilities are classified as Held For Sale as of December 31, 2015. Seward was sold on February 2, 2016, and the Shelby sale is expected to close during the first quarter of 2016.

(i)
GenOn mothballed the coal-fired Units 1, 2, 3 and 4 at the Shawville generating facility (597 MW) beginning in May 2015, with plans to return those units to service no later than the fall of 2016 using natural gas.

Other Properties
The Registrants own or lease oil and gas pipelines that serve its generating facilities. GenOn leases other offices. The Registrants believe that their properties are adequate for their present needs. Except for the Conemaugh and Keystone facilities, the Registrants’ interest as of December 31, 2015 is 100% for each property. The Registrants have satisfactory title, rights and possession to their owned facilities, subject to exceptions, which, in their opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3 — Legal Proceedings (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
See Item 15 — Note 15, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Registrants are a party.

Item 4 — Mine Safety Disclosures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Not applicable.

PART II
Item 5 — Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As a result of the NRG Merger, GenOn is a wholly owned subsidiary of NRG. All of GenOn’s common stock is held by its parent, NRG, and GenOn’s common stock is not publicly traded. GenOn Americas Generation and GenOn Mid‑Atlantic are indirect wholly owned subsidiaries of GenOn. All of GenOn Americas Generation’s membership interests are held by its parent, NRG Americas. All of GenOn Mid‑Atlantic’s membership interests are held by its parent, NRG North America. GenOn Americas Generation’s and GenOn Mid‑Atlantic’s membership interests are not publicly traded.

Item 6 — Selected Financial Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Item 6 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Reference is made to the Registrants’ Consolidated Statements of Operations to this Annual Report on Form 10-K, which presents the results of the Registrants’ operations for the years ended December 31, 2015, 2014, and 2013. Also refer to Item 1 to this Form 10-K for additional discussion about the Registrants’ business.
Environmental Matters, Regulatory Matters and Legal Proceedings
Details of environmental matters are presented in Item 15 — Note 17, Environmental Matters, to the Consolidated Financial Statements. Details of regulatory matters are presented in Item 15 — Note 16, Regulatory Matters, to the Consolidated Financial Statements. Details of legal proceedings are presented in Item 15 — Note 15, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Registrants’ financial results.
Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the years ended December 31, 2015, and 2014. Average on-peak power prices decreased primarily due to the decrease in natural gas prices for the year ended December 31, 2015, as compared to the same period in 2014.

	Average on Peak Power Price ($/MWh) (a)
	For the year ended December 31,
	2015	2014
MISO - Louisiana Hub (b)	$34.55	$48.72
NY J/NYC	46.42	71.72
NY A/West NY	42.07	58.16
NEPOOL	48.25	75.28
PEPCO (PJM)	46.48	70.69
PJM West Hub	41.97	61.15
CAISO - NP15	35.50	49.27
CAISO - SP15	32.45	48.39
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.

Economic Gross Margin
The Registrants evaluate their operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. The Registrants believe that economic gross margin is useful to investors as it is a key operational measure reviewed by the Registrants' chief operating decision maker. Economic gross margin is defined as the sum of energy revenue, capacity revenue and other revenue, less cost of sales.
The economic gross margin does not include mark-to-market gains or losses on economic hedging activities, contract amortization, emission credit amortization, or other operating costs.

Consolidated Results of Operations
GenOn
2015 Compared to 2014
The following table provides selected financial information for GenOn:

	For the Year Ended December 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$1,637	$2,286	(28)%
Capacity revenue (a)	802	908	(12)%
Mark-to-market for economic hedging activities	(112)	(150)	(25)%
Other revenues (b)	44	46	(4)%
Total operating revenues	2,371	3,090	(23)%
Operating Costs and Expenses
Generation cost of sales (a)	995	1,451	(31)%
Mark-to-market for economic hedging activities	68	(3)	N/M
Contract and emissions credit amortization	(31)	(26)	19%
Operations and maintenance	656	671	(2)%
Other cost of operations	91	84	8%
Total cost of operations	1,779	2,177	(18)%
Depreciation and amortization	215	245	(12)%
Impairment losses	170	82	107%
General and administrative	194	200	(3)%
Acquisition-related transaction and integration costs	—	4	(100)%
Total operating costs and expenses	2,358	2,708	(13)%
Loss on sale of assets	—	(6)	(100)%
Operating Income	13	376	(97)%
Other Income/(Expense)
Other income, net	6	1	N/M
Gain on sale of equity-method investment	—	18	(100)%
Interest expense	(202)	(198)	2%
Equity in earnings of unconsolidated affiliates	—	1	(100)%
Gain on debt extinguishment	65	—	N/M
Total other expense	(131)	(178)	(26)%
(Loss)/Income before income tax expense	(118)	198	N/M
Income tax (benefit)/expense	(3)	6	(150)%
Net (Loss)/Income	$(115)	$192	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.66	$4.41	(40)%
MWh sold (in thousands)	29,620	34,972	(15)%
MWh generated (in thousands)	29,727	35,420	(16)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.
N/M - Not Meaningful

Economic Gross Margin

	Year Ended December 31,
(In millions)	2015	2014	Change %
Energy revenue	$1,637	$2,286	(28)%
Capacity revenue	802	908	(12)%
Other revenues	44	46	(4)%
Generation revenue	2,483	3,240	(23)%
Cost of fuel	904	1,394	(35)%
Other cost of sales	91	57	60%
Economic gross margin	$1,488	$1,789	(17)%
Economic gross margin was $1,488 million for the year ended December 31, 2015 and $1,789 million for the year ended December 31, 2014. The changes during the period relate to:

(In millions)
Lower gross margin due to a 14% decrease in generation due to prior year winter weather conditions in the East, partially offset by increased generation at Hunterstown, Avon Lake, Choctaw and Ormond Beach	$(116)
Lower gross margin due to a decrease in contracted capacity volumes primarily due to the retirement of Coolwater and Osceola in 2015, combined with lower contracted capacity prices in CAISO driven primarily by the expiration of certain tolling arrangements, which were replaced with lower priced resource adequacy agreements	(57)
Lower gross margin due to a 3% decrease in PJM cleared auction capacity prices and a 6% decrease in PJM cleared auction capacity volumes	(54)
Lower gross margin due to a 17% decrease in average realized energy prices, partially offset by a 49% decrease in fuel costs due to significantly lower natural gas prices in 2015	(33)
Lower gross margin due to higher purchased capacity to meet capacity supply obligations for deactivated units	(26)
Lower gross margin due to the retirement of Coolwater and the sale of Kendall	(20)
Lower gross margin due to adjustments for fuel oil inventory resulting from the further decline in fuel prices through 2015	(7)
Other	12
$(301)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Year Ended December 31,
(In millions)	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(208)	$(331)
Net unrealized gains on open positions related to economic hedges	96	181
Total mark-to-market losses in operating revenues	$(112)	$(150)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	10	17
Net unrealized losses on open positions related to economic hedges	(78)	(14)
Total mark-to-market (losses)/gains in operating costs and expenses	$(68)	$3
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the year ended December 31, 2015, the $112 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $68 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices, partially offset by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period.
For the year ended December 31, 2014, the $150 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices. The $3 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period, partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices.
In accordance with ASC 815, the following table represents the results of GenOn's financial and physical trading of energy commodities. The realized and unrealized financial and physical trading results are included in other operating revenues. GenOn's trading activities are subject to limits within its risk management policy.

	Year Ended December 31,
(In millions)	2015	2014
Trading gains/(losses)
Realized	$—	$2
Unrealized	—	(1)
Total trading gains	$—	$1

Operations and Maintenance
Operations and maintenance was $656 million for the year ended December 31, 2015, and $671 million for the year ended December 31, 2014. The decrease of $15 million was due primarily to increased outage hours at Chalk Point, New Castle and Cheswick during the prior year and the retirement of Coolwater in January of 2015, partially offset by increased outages at Bowline and Canal during the current year.

Other Cost of Operations
Other cost of operations was $91 million for the year ended December 31, 2015, and $84 million for the year ended December 31, 2014. The increase of $7 million was due primarily for favorable adjustments to AROs related to Shawville and Maryland ash in 2014 as a result in changes in estimates, partially offset by a property tax settlement received in 2015 for Morgantown and lower property tax rates for GenOn Mid-Atlantic.

Depreciation and Amortization
Depreciation and amortization expense was $215 million for the year ended December 31, 2015, and $245 million for the year ended December 31, 2014, primarily driven by accelerated depreciation expense in the prior year for assets that were deactivated in 2015.
Impairment Losses
Impairment losses of $170 million for the year ended December 31, 2015, primarily reflect an impairment of property, plant, and equipment of $134 million related to the Seward facility, $20 million related to the suspension of the oil conversion project at Portland, $8 million related to oil tanks located at the Pittsburg facility, and $8 million related to certain equipment. Impairment losses of $82 million for the year ended December 31, 2014, reflect the impairment of property, plant and equipment at the Osceola and Coolwater facilities. These losses are further described in Item 15 — Note 9, Impairments.
Gain on Sale of Equity-Method Investment
The $18 million gain on sale of equity-method investment for the year ended December 31, 2014, reflects the gain on the sale of Sabine, which was sold in December 2014.
Gain on Debt Extinguishment
The $65 million gain on debt extinguishment for the year ended December 31, 2015, is driven by the repurchase of GenOn senior notes due 2017, 2018 and 2020 and GenOn Americas Generation senior notes due 2021 and 2031 at a price below par value, combined with the write-off of unamortized premium balances. The debt reductions of senior unsecured notes executed in 2015 will result in annual future interest savings of approximately $25 million for GenOn, which includes $14 million of annual interest savings for GenOn Americas Generation.

GenOn Americas Generation
2015 Compared to 2014
The following table provides selected financial information for GenOn Americas Generation:

	For the Year Ended December 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$1,483	$2,111	(30)%
Capacity revenue (a)	823	894	(8)%
Mark-to-market for economic hedging activities	(66)	(118)	(44)%
Other revenues (b)	25	42	(40)%
Total operating revenues	2,265	2,929	(23)%
Operating Costs and Expenses
Generation cost of sales (a)	1,541	2,026	(24)%
Mark-to-market for economic hedging activities	57	6	N/M
Contract and emissions credit amortization	—	11	(100)%
Operations and maintenance	310	291	7%
Other cost of operations	52	51	2%
Total cost of operations	1,960	2,385	(18)%
Depreciation and amortization	74	72	3%
Impairment losses	8	—	N/M
General and administrative	81	88	(8)%
Total operating costs and expenses	2,123	2,545	(17)%
Loss on sale of assets	—	(6)	(100)%
Operating Income	142	378	(62)%
Other Income/(Expense)
Other income, net	2	1	100%
Interest expense	(70)	(74)	(5)%
Gain on debt extinguishment	42	—	N/M
Total other expense	(26)	(73)	(64)%
Income before income tax expense	116	305	(62)%
Income tax	—	—	N/M
Net Income	$116	$305	(62)%
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.66	$4.41	(40)%
MWh sold (in thousands)	8,992	12,394	(27)%
MWh generated (in thousands)	9,094	12,440	(27)%
(a)    Includes realized gains and losses from financially settled transactions.
(b)    Includes unrealized trading gains and losses.
N/M - Not Meaningful

Economic Gross Margin

	For the Year Ended December 31,
(In millions)	2015	2014	Change %
Energy revenue	$1,483	$2,111	(30)%
Capacity revenue	823	894	(8)%
Other revenues	25	42	(40)%
Generation revenue	2,331	3,047	(23)%
Cost of fuel	474	434	9%
Other cost of sales	1,067	1,592	(33)%
Economic gross margin	$790	$1,021	(23)%
Economic gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	For the Year Ended December 31,
(In millions)	2015	2014
Energy revenue	$665	$881
Capacity revenue	415	472
Other revenues	11	14
Generation revenue	1,091	1,367
Cost of fuel	(67)	198
Other cost of sales	(1,024)	(1,565)
Economic gross margin	$—	$—
Economic gross margin was $790 million for the year ended December 31, 2015, and $1,021 million for the year ended December 31, 2014. The changes during the period relate to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 31% decrease in generation as a result of prior year winter weather conditions and an increase in planned and unplanned outage hours in 2015	$(187)
Lower gross margin at GenOn Mid-Atlantic due to a 8% decrease in average realized prices, partially offset by a 25% decrease in fuel costs due to significantly lower natural gas prices in 2015	(37)
Lower gross margin due to a 6% decrease in PJM cleared auction capacity prices and a 6% decrease in PJM cleared auction capacity volumes	(35)
Lower gross margin due to a 30% decrease in generation at Canal due to increased planned outage hours in 2015	(24)
Lower gross margin due to adjustments for fuel oil inventory resulting from the further decline in fuel prices through 2015	(8)
Lower gross margin due to higher purchased capacity to meet capacity supply obligations for deactivated units	(6)
Higher gross margin due to decrease in fuel costs as natural gas prices dropped by 45% in New York and New England, partially offset by a 8% decrease in average realized prices	61
Higher gross margin due to increased capacity contracts for Bowline partially offset by a 14% decrease in contracted capacity prices in New York during 2015	10
Other	(5)
$(231)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(205)	$(300)
Net unrealized gains on open positions related to economic hedges	139	182
Total mark-to-market losses in operating revenues	(66)	(118)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	12	12
Net unrealized losses on open positions related to economic hedges	(69)	(18)
Total mark-to-market losses in operating costs and expenses	$(57)	$(6)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2015, the $66 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $57 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
For the year ended December 31, 2014, the $118 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in natural gas prices. The $6 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices, partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
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
Operations and Maintenance
Operations and maintenance was $310 million for the year ended December 31, 2015 and $291 million for the year ended December 31, 2014. The increase of $19 million was primarily due to increased outage hours at Bowline and Canal during the current year, partially offset by decreased outage hours at Chalk Point during the current year and lower variable costs due to lower generation.

Impairment Losses
Impairment losses of $8 million for the year ended December 31, 2015, reflect the impairment of oil tanks at the Pittsburg facility.
Gain on Debt Extinguishment
The $42 million gain on debt extinguishment for the year ended December 31, 2015, is driven by the repurchase of GenOn Americas Generation senior notes due 2021 and 2031 at a price below par value, combined with the write-off of unamortized premium balances. The debt reductions of senior unsecured notes executed in 2015 will result in annual future interest savings of approximately $14 million for GenOn Americas Generation.

GenOn Mid-Atlantic
2015 Compared to 2014
 The following table provides selected financial information for GenOn Mid-Atlantic:

	Year Ended December 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$623	$980	(36)%
Capacity revenue (a)	249	281	(11)%
Mark-to-market for economic hedging activities	(27)	(192)	(86)%
Other revenues	11	14	(21)%
Total operating revenues	856	1,083	(21)%
Operating Costs and Expenses
Generation cost of sales (a)	325	453	(28)%
Mark-to-market for economic hedging activities	50	6	N/M
Contract and emissions credit amortization	—	10	(100)%
Operations and maintenance	212	217	(2)%
Other cost of operations	38	42	(10)%
Total cost of operations	625	728	(14)%
Depreciation and amortization	65	50	30%
General and administrative	58	64	(9)%
Total operating costs and expenses	748	842	(11)%
Operating Income	108	241	(55)%
Other Income/(Expense)
Interest expense	(4)	(5)	(20)%
Total other expense	(4)	(5)	(20)%
Income before income tax expense	104	236	(56)%
Income tax	—	—	N/M
Net Income	$104	$236	(56)%
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.66	$4.41	(40)%
MWh sold (in thousands)	7,213	10,414	(31)%
MWh generated (in thousands)	7,197	10,414	(31)%

(a)	Includes realized gains and losses from financially settled transactions.
N/M - Not Meaningful

Economic Gross Margin

	For the Year Ended December 31,
(In millions)	2015	2014	Change %
Energy revenue	$623	$980	(36)%
Capacity revenue	249	281	(11)%
Other revenues	11	14	(21)%
Generation revenue	883	1,275	(31)%
Cost of fuel	288	429	(33)%
Other costs of sales	37	24	54%
Economic gross margin	$558	$822	(32)%
Economic gross margin was $558 million for the year ended December 31, 2015, compared to $822 million for the year ended December 31, 2014. The changes during the period relate to:

(In millions)
Lower gross margin due to a 31% decrease in generation due to prior year winter weather conditions and as a result of an increase in planned and unplanned outages in 2015	$(187)
Lower gross margin due to a 8% decrease in average realized prices, partially offset by a 25% decrease in fuel costs due to significantly lower natural gas prices in 2015	(37)
Lower gross margin due to a 6% decrease in PJM cleared auction capacity prices, and a 6% decrease in PJM cleared auction capacity volumes	(33)
Other	(7)
$(264)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2015	2014
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(129)	$(300)
Net unrealized gains on open positions related to economic hedges	102	108
Total mark-to-market losses in operating revenues	(27)	(192)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	13	12
Net unrealized losses on open positions related to economic hedges	(63)	(18)
Total mark-to-market losses in operating costs and expenses	$(50)	$(6)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2015, the $27 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $50 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.

For the year ended December 31, 2014, the $192 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in natural gas prices. The $6 million loss in operating costs and expenses from economic hedge positions was driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward fuel prices, partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
Operations and Maintenance
Operations and maintenance was $212 million for the year ended December 31, 2015, and $217 million for the year ended December 31, 2014. The decrease of $5 million was primarily due to decreased outage hours at Chalk Point during the current year and lower variable costs resulting from less generation during the current year, partially offset by increased outage hours at Morgantown during the current year.
Other Cost of Operations
Other cost of operations was $38 million for the year ended December 31, 2015, and $42 million for the year ended December 31, 2014. The decrease of $4 million was primarily due to lower property tax rates in 2015 and a property tax settlement received in 2015 for Morgantown.
Depreciation and Amortization
Depreciation and amortization expense was $65 million for the year ended December 31, 2015, and $50 million for the year ended December 31, 2014, primarily driven by the acceleration of depreciation on certain assets.

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2015, and 2014, the Registrants' liquidity was comprised of the following:

	As of December 31,
	2015	2014
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$174	$441
GenOn Mid-Atlantic (a)	299	157
REMA (a)	192	322
Total	665	920
Credit facility availability	222	263
Total liquidity	$887	$1,183
(a) At December 31, 2015, GenOn Mid-Atlantic and REMA did not satisfy the restricted payment tests and therefore, could not use such funds to distribute cash and make other restricted payments.
Management believes that the Registrants' liquidity position and cash flows from operations will be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As disclosed in Item 15 — Note 10, Debt and Capital Leases, to the Consolidated Financial Statements, certain of GenOn’s senior unsecured notes mature in 2017 and 2018. If GenOn is not able to refinance these notes prior to their maturities, it may have an adverse impact on GenOn's financial position. GenOn will consider all options available to it, including refinancing the notes, potential sales of certain generating assets or issuances of new debt securities. Given current economic and market conditions, including the depressed commodity markets, GenOn may be unable to complete these actions on a timely basis or on satisfactory terms or at all. These actions also may not be sufficient to enable GenOn to continue to satisfy its related cash commitments as they become due.
GenOn's financial position also continues to be adversely affected by a sustained decline in natural gas prices and its resulting effect on wholesale power prices. In addition, GenOn Mid-Atlantic and REMA are currently unable to make distributions of cash and certain other restricted payments to GenOn. If gas and power prices remain depressed, GenOn may be unable to generate sufficient cash flow from operations to meets its long-term liquidity requirements, including operating, maintenance and capital expenditures and debt service payments.
NRG, GenOn’s parent company, has no obligation to provide any financial support other than as described in Item 15 — Note 14, Related Party Transactions, to the Consolidated Financial Statements.
Management continues to regularly monitor the ability of GenOn Americas Generation and GenOn Mid-Atlantic to finance the needs of its long-term operating, financing and investing activities.
Restricted Payments Tests
Of the $665 million of cash and cash equivalents of the Registrants' as of December 31, 2015, $299 million and $192 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of December 31, 2015, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.

To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At December 31, 2015, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
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
The following table summarizes the Registrants' credit ratings as of December 31, 2015:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	B-	B3
GenOn 9.500% Senior Notes, due 2018	B-	B3
GenOn 9.875% Senior Notes, due 2020	B-	B3
GenOn Americas Generation 8.500% Senior Notes, due 2021	B-	Caa1
GenOn Americas Generation 9.125% Senior Notes, due 2031	B-	Caa1
Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations and the intercompany revolving credit agreement with NRG, described more fully in Item 15—Note 14, Related Party Transactions. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
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

Debt Reduction
GenOn’s senior notes are due in 2017, 2018 and 2021, and GenOn Americas Generation’s senior notes are due in 2021 and 2031. The Registrants may from time to time seek to retire or purchase their outstanding debt through cash purchases and/or exchange offers, open market purchases, privately negotiated transactions or otherwise, depending on prevailing market conditions, the Registrants' liquidity requirements, contractual restrictions and other factors. The following table lists the repurchase of senior notes in 2015 in open market purchases:

Senior Note Repurchases	Principal Redeemed (in millions)	Cash Paid for Principal (in millions)	Average early redemption percentage
GenOn Energy, Inc.
7.875% senior notes due 2017	$33	$31	95.17%
9.500% senior notes due 2018	25	23	90.95%
9.875% senior notes due 2020	61	51	83.85%
GenOn Americas Generation LLC
8.500% senior notes due 2021	84	71	84.91%
9.125% senior notes due 2031	71	55	77.02%
	$274	$231
Capital Expenditures
The following tables and descriptions summarize the Registrants' capital expenditures, excluding accruals, for maintenance, environmental, and fuel conversions/additions for the year ended December 31, 2015, and the estimated capital expenditure forecast for 2016.

	Maintenance	Environmental	Growth	Total
	(in millions)
Total cash capital expenditures for the year ended December 31, 2015
GenOn	139	36	79	254
GenOn Americas Generation	70	4	—	74
GenOn Mid-Atlantic	38	1	—	39
Total cash capital expenditures forecasted for the year ended December 31, 2016
GenOn	152	62	120	334
GenOn Americas Generation	64	12	—	76
GenOn Mid-Atlantic	61	9	—	70
The following table summarizes the Registrants' estimated environmental capital expenditures for the referenced periods by region:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic

2016	$62	$12	$9
2017	1	—	—
2018	—	—	—
2019	2	—	—
2020	3	—	—
Total	$68	$12	$9

Operating Leases
GenOn Mid-Atlantic leases 100% interest in both the Dickerson and Morgantown coal units and associated property through 2029 and 2034, respectively, and has an option to extend the leases.  Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term.  The leases are accounted for as operating leases.  Although there is variability in the scheduled payment amounts over the lease term, rent expense is recognized for these leases on a straight-line basis.  The scheduled payment amounts for the leases are $150 million and $144 million for 2016 and 2017, respectively.  At December 31, 2015, the total notional minimum lease payments for the remaining term of the leases aggregated $1.1 billion and the aggregate termination value for the leases was approximately $946 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2015, was approximately $672 million (assuming a 10% discount rate).  NRG provides letters of credit in support of GenOn Mid-Atlantic's lease obligations in an aggregate amount equal to the greatest of the next six months scheduled rent payments, 50% of the next 12 months scheduled rent payments or $129 million.
REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal facilities, respectively through 2034 and expects to make payments through 2029. REMA also leases a 100% interest in the Shawville facility through 2026 and expects to make payments through that date. At the expiration of these leases, there are several renewal options related to fair value. The leases are accounted for as operating leases. The scheduled payment amounts for the REMA leases are $61 million and $63 million for 2016 and 2017, respectively. At December 31, 2015, the total notional minimum lease payments for the remaining term of the leases aggregated $578 million and the aggregate termination value for the leases was approximately $649 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2015, was approximately $376 million (assuming a 9.4% discount rate). NRG provides letters of credit in support of REMA's lease obligations to post rent reserves in an aggregate amount equal to the greater of the next six months scheduled rent payments or 50% of the next 12 months scheduled rent payments.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are exposed to several market risks in their normal business activities. Market risk is the potential loss that may result from market changes associated with the Registrants’ merchant power generation or with an existing or forecasted financial or commodity transaction. The types of risks the Registrants are exposed to are commodity price risk, interest rate risk and credit and performance risk. In order to manage commodity price, the Registrants use various fixed-price forward purchase and sales contracts, futures and option contracts traded on NYMEX, and swaps and options traded in the over-the-counter financial markets to:

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
Interest Rate Risk
As of December 31, 2015, GenOn's debt fair value was $2.0 billion and the carrying value was $2.8 billion. GenOn estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $164 million. As of December 31, 2015, GenOn Americas Generation's debt fair value was $500 million and the carrying value was $752 million. GenOn Americas Generation estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $104 million.
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
As of December 31, 2015, counterparty credit exposure to a significant portion of GenOn’s counterparties was $351 million and GenOn held $33 million of collateral against these positions, resulting in a net exposure of $321 million. Approximately 97% of GenOn's exposure before collateral is expected to roll off by the end of 2017. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $347 million and GenOn Americas Generation held $33 million of collateral against those positions, resulting in a net exposure of $316 million. Approximately 97% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2017. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $12 million and GenOn Mid-Atlantic held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $12 million. Approximately 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2016.

The following tables highlight the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2015, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Financial institutions	68%	69%	—%
Utilities, energy merchants, marketers and other	18%	17%	—%
ISOs	14%	14%	100%
Total as of December 31, 2015	100%	100%	100%

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	99%	99%	100%
Non- investment grade	1%	1%	—%
Total as of December 31, 2015	100%	100%	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $257 million, $257 million and $12 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
Credit Risk Related Contingent Features
Certain of the Registrants’ hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2015, was $66 million for GenOn and GenOn Americas Generation. As of December 31, 2015, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of December 31, 2015. As of December 31, 2015, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
Item 8 — Financial Statements and Supplementary Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The financial statements and schedules of the Registrants are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.
Item 9A — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's reports on the Registrants’ internal control over financial reporting are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
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
Management's Report on Internal Control Over Financial Reporting
The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Registrants’ management, including their principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management concluded that their internal control over financial reporting was effective as of December 31, 2015.
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
Item 14 — Principal Accounting Fees and Services (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
KPMG LLP conducts an integrated audit of NRG and its subsidiaries. Professional audit services and other services rendered by KPMG LLP subsequent to December 14, 2012, were allocated to the Registrants through the Services Agreement with NRG as described in Item 15 —Note 15, Commitments and Contingencies, to the Registrants’ Consolidated Financial Statements. As provided in the NRG Audit Committee Charter, the NRG Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor for the fiscal years 2015 and 2014.
The following table shows the aggregate fees related to the audit provided by KPMG LLP for fiscal years 2015 and 2014.

	2015	2014
	(in thousands)
Audit Fees(a)	$928	$923

(a)
Includes fees and expenses related to the audits of the Registrants’ consolidated financial statements for 2015 and 2014 and the effectiveness of GenOn’s internal controls over financial reporting for 2015 and 2014. This category also includes the review of financial statements included in the Registrants’ Quarterly Reports on Form 10-Q for the applicable fiscal year, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

PART IV
Item 15 — Exhibits, Financial Statement Schedules (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
(a)(1) Financial Statements
The following consolidated financial statements of GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
GenOn Energy, Inc.
Consolidated Statements of Operations — Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive (Loss)/Income — Years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets — As of December 31, 2015, and 2014
Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014, and 2013
Consolidated Statement of Stockholder's Equity — Years ended December 31, 2015, 2014, and 2013
GenOn Americas Generation, LLC
Consolidated Statements of Operations — Years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets — As of December 31, 2015 and 2014
Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014, and 2013
Consolidated Statement of Member’s Equity — Years ended December 31, 2015, 2014, and 2013
GenOn Mid-Atlantic, LLC
Consolidated Statements of Operations — Years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets — As of December 31, 2015 and 2014
Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014, and 2013
Consolidated Statement of Member’s Equity — Years ended December 31, 2015, 2014, and 2013
Combined Notes to Consolidated Financial Statements
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
(c) Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Energy, Inc.:
We have audited the accompanying consolidated balance sheets of GenOn Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Philadelphia, Pennsylvania
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Americas Generation, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Philadelphia, Pennsylvania
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Mid-Atlantic, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Philadelphia, Pennsylvania
February 29, 2016

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Revenues
Operating revenue	$2,365	$3,087	$2,556
Operating revenues - affiliate	6	3	48
Total operating revenues	2,371	3,090	2,604
Operating Costs and Expenses
Cost of operations	1,537	1,759	1,715
Cost of operations - affiliate	242	418	193
Depreciation and amortization	215	245	249
Impairment losses	170	82	—
General and administrative	10	72	126
General and administrative - affiliate	184	128	88
Acquisition-related transaction and integration costs	—	4	70
Total operating costs and expenses	2,358	2,708	2,441
Loss on sale of assets	—	(6)	—
Operating Income	13	376	163
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	—	1	4
Other income, net	6	1	1
Gain on sale of equity-method investment	—	18	—
Interest expense	(191)	(186)	(193)
Interest expense - affiliate	(11)	(12)	(12)
Gain/(loss) on debt extinguishment	65	—	(11)
Total other expense	(131)	(178)	(211)
(Loss)/Income Before Income Taxes	(118)	198	(48)
Income tax (benefit)/expense	(3)	6	(6)
Net (Loss)/Income	$(115)	$192	$(42)
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Net (Loss)/Income	$(115)	$192	$(42)
Other Comprehensive (Loss)/Income, net of reclassifications, net of tax of $0:
Unrealized loss on derivatives	—	—	(1)
Defined benefit plans	(14)	(104)	101
Other Comprehensive (Loss)/Income	(14)	(104)	100
Comprehensive (Loss)/Income	$(129)	$88	$58

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$665	$920
Funds deposited by counterparties	51	54
Accounts receivable — trade	97	120
Inventory	448	507
Derivative instruments	544	591
Derivative instruments — affiliate	30	11
Cash collateral paid in support of energy risk management activities	48	38
Prepaid rent and other current assets	139	150
Current assets held-for-sale	6	—
Total current assets	2,028	2,391
Property, Plant and Equipment
In service	3,281	3,341
Under construction	164	140
Total property, plant and equipment	3,445	3,481
Less accumulated depreciation	(614)	(436)
Net property, plant and equipment	2,831	3,045
Other Assets
Intangible assets, net of accumulated amortization of $40 and $66	74	72
Derivative instruments	154	195
Derivative instruments — affiliate	1	10
Other non-current assets	253	201
Non-current assets held-for-sale	105	—
Total other assets	587	478
Total Assets	$5,446	$5,914

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2015	2014
	(In millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$4	$10
Accounts payable	112	135
Accounts payable — affiliate	71	14
Derivative instruments	465	382
Derivative instruments — affiliate	10	35
Cash collateral received in support of energy risk management activities	51	54
Accrued payroll	48	79
Accrued taxes	58	48
Accrued interest expense	39	44
Accrued expenses and other current liabilities	56	67
Current liabilities held-for-sale	2	—
Total current liabilities	916	868
Other Liabilities
Long-term debt and capital leases	2,762	3,120
Postretirement and other benefit obligations	199	207
Derivative instruments	102	69
Derivative instruments — affiliate	14	3
Out-of-market contracts	892	969
Other non-current liabilities	285	277
Non-current liabilities held-for-sale	4	—
Total non-current liabilities	4,258	4,645
Total Liabilities	5,174	5,513
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2015 and 2014	—	—
Additional paid-in capital	325	325
(Accumulated deficit) / retained earnings	(37)	78
Accumulated other comprehensive loss	(16)	(2)
Total Stockholder's Equity	272	401
Total Liabilities and Stockholder's Equity	$5,446	$5,914

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(115)	$192	$(42)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	215	245	249
Amortization of debt premiums	(58)	(58)	(72)
Gain on debt extinguishment	(65)	—	(28)
Amortization of out-of-market contracts and emission allowances	(70)	(38)	(45)
Amortization of unearned equity compensation	2	6	9
Loss on and sale of assets	—	6	—
Gain on sale of equity method investment	—	(18)	—
Impairment losses	170	82	—
Changes in derivative instruments	180	152	310
Lower of cost or market inventory adjustments	19	12	—
Other, net	(10)	24	86
Cash provided/(used) by changes in other working capital:
Accounts receivable - trade	23	52	(59)
Inventory	33	(76)	(25)
Prepayments and other current assets	29	27	61
Accounts payable	(38)	(127)	118
Accrued expenses and other current liabilities	20	(33)	(71)
Other assets and liabilities	(94)	(211)	41
Net Cash Provided by Operating Activities	241	237	532
Cash Flows from Investing Activities
Net proceeds from sale of NRG Marsh Landing	—	—	175
Capital expenditures	(254)	(171)	(301)
Proceeds from sale of assets, net	—	50	—
Proceeds from sale of equity method investments	—	35	—
Decrease in restricted cash, net	—	—	18
Other	(5)	10	(21)
Net Cash Used by Investing Activities	(259)	(76)	(129)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	—	110
Payments for short and long-term debt	(237)	(1)	(578)
Net Cash Used by Financing Activities	(237)	(1)	(468)
Net (Decrease)/Increase in Cash and Cash Equivalents	(255)	160	(65)
Cash and Cash Equivalents at Beginning of Period	920	760	825
Cash and Cash Equivalents at End of Period	$665	$920	$760
Supplemental Disclosures
Interest paid, net of amount capitalized	$248	$240	$259
Income taxes (received)/paid, net	$4	$3	$(75)
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholder's Equity
	(In millions)
Balances as of December 31, 2012	$—	$277	$(72)	$2	$207
Net loss	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	100	100
Sale of Marsh Landing to NRG	—	48	—	—	48
Balances as of December 31, 2013	$—	$325	$(114)	$102	$313
Net income	—	—	192	—	192
Other comprehensive loss	—	—	—	(104)	(104)
Balances as of December 31, 2014	$—	$325	$78	$(2)	$401
Net loss	—	—	(115)	—	(115)
Other comprehensive loss	—	—	—	(14)	(14)
Balances as of December 31, 2015	$—	$325	$(37)	$(16)	$272

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$2,176	$2,869	$2,428
Operating revenues - affiliate	89	60	133
Total operating revenues	2,265	2,929	2,561
Operating Costs and Expenses
Cost of operations	840	944	890
Cost of operations - affiliate	1,120	1,441	1,356
Depreciation and amortization	74	72	95
Impairment losses	8	—	—
General and administrative	—	9	15
General and administrative - affiliate	81	79	74
Total operating costs and expenses	2,123	2,545	2,430
Loss on sale of assets	—	(6)	—
Operating Income	142	378	131
Other Income/(Expense)
Other income, net	2	1	1
Interest expense	(64)	(66)	(66)
Interest expense — affiliate	(6)	(8)	(7)
Gain on debt extinguishment	42	—	—
Total other expense	(26)	(73)	(72)
Income Before Income Taxes	116	305	59
Income tax	—	—	—
Net Income	$116	$305	$59
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$246	$103
Funds deposited by counterparties	51	54
Accounts receivable	86	106
Note receivable — affiliate	331	331
Inventory	289	318
Derivative instruments	545	591
Derivative instruments — affiliate	316	261
Cash collateral paid in support of energy risk management activities	39	29
Prepaid rent and other current assets	84	90
Total current assets	1,987	1,883
Property, Plant and Equipment
In service	1,331	1,250
Under construction	29	30
Total property, plant and equipment	1,360	1,280
Less accumulated depreciation	(244)	(170)
Net property, plant and equipment	1,116	1,110
Other Assets
Intangible assets, net of accumulated amortization of $40 and $66	73	72
Derivative instruments	154	196
Derivative instruments — affiliate	81	60
Other non-current assets	131	111
Total other assets	439	439
Total Assets	$3,542	$3,432
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2015	2014
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$5
Accounts payable	48	50
Accounts payable — affiliate	109	23
Derivative instruments	465	382
Derivative instruments — affiliate	272	292
Cash collateral received in support of energy risk management activities	51	54
Accrued expenses and other current liabilities	104	93
Total current liabilities	1,049	899
Other Liabilities
Long-term debt and capital leases	752	929
Derivative instruments	102	69
Derivative instruments — affiliate	80	66
Out-of-market contracts	520	547
Other non-current liabilities	107	106
Total non-current liabilities	1,561	1,717
Total Liabilities	2,610	2,616
Commitments and Contingencies
Member’s Equity
Member’s interest	932	816
Total Member’s Equity	932	816
Total Liabilities and Member’s Equity	$3,542	$3,432
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income	$116	$305	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	72	95
Amortization of debt premiums	(9)	(9)	(8)
Gain on debt extinguishment	(42)	—	—
Amortization of out-of-market contracts and emission allowances	(27)	(16)	(9)
Loss on and sale of assets	—	6	—
Changes in derivative instruments	122	128	270
Impairment losses	8	—	—
Lower of cost or market inventory adjustments	17	9	—
Other, net	(10)	(35)	(36)
Cash provided/(used) by changes in other working capital:
Accounts receivable – trade	20	39	(26)
Inventory	12	(57)	(47)
Prepayments and other current assets	6	15	(6)
Accounts payable	—	(45)	1
Accounts payable - affiliate	86	2	15
Accrued expenses and other current liabilities	11	1	6
Other assets and liabilities	(36)	(115)	(4)
Net Cash Provided by Operating Activities	348	300	310
Cash Flows from Investing Activities
Capital expenditures	(74)	(32)	(55)
Proceeds from sale of assets, net	—	50	—
Purchase of emission allowances, net of proceeds	—	—	(21)
Increase in notes receivable - affiliate	—	(32)	(101)
Net Cash Used by Investing Activities	(74)	(14)	(177)
Cash Flows from Financing Activities
Payments for short and long-term debt	(131)	—	(3)
Capital contributions	—	74	70
Distributions to member	—	(320)	(285)
Net Cash Used by Financing Activities	(131)	(246)	(218)
Net Increase/(Decrease) in Cash and Cash Equivalents	143	40	(85)
Cash and Cash Equivalents at Beginning of Period	103	63	148
Cash and Cash Equivalents at End of Period	$246	$103	$63
Supplemental Disclosures
Interest paid, net of amount capitalized	$76	$75	$73
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

Total Member’s Equity

Balances as of December 31, 2012	$841
Net income	59
Distributions to member	(279)
Capital contributions	70
Balances as of December 31, 2013	$691
Net income	305
Distributions to member	(320)
Non-cash capital contributions	66
Capital contributions	74
Balances as of December 31, 2014	$816
Net income	116
Balances as of December 31, 2015	932

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Revenues
Operating revenues	$11	$(62)	$7
Operating revenues — affiliate	845	1,145	872
Total operating revenues	856	1,083	879
Operating Costs and Expenses
Cost of operations	506	678	583
Cost of operations — affiliate	119	50	21
Depreciation and amortization	65	50	77
General and administrative	—	—	2
General and administrative — affiliate	58	64	64
Total operating costs and expenses	748	842	747
Operating Income	108	241	132
Other Expense
Interest expense	(1)	(2)	(1)
Interest expense — affiliate	(3)	(3)	(3)
Total other expense	(4)	(5)	(4)
Income Before Income Taxes	104	236	128
Income tax	—	—	—
Net Income	$104	$236	$128
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$299	$157
Accounts receivable — trade	2	10
Inventory	172	166
Derivative instruments	—	100
Derivative instruments — affiliate	269	141
Prepaid rent and other current assets	79	80
Total current assets	821	654
Property, Plant and Equipment
In service	1,099	1,075
Under construction	26	18
Total property, plant and equipment	1,125	1,093
Less accumulated depreciation	(200)	(135)
Net property, plant and equipment	925	958
Other Assets
Intangible assets, net of accumulated amortization of $0 and $0	13	10
Derivative instruments — affiliate	83	141
Other non-current assets	125	87
Total other assets	221	238
Total Assets	$1,967	$1,850
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2015	2014
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$5
Accounts payable	21	27
Accounts payable — affiliate	8	14
Derivative instruments	—	1
Derivative instruments — affiliate	163	127
Accrued taxes	44	29
Accrued environmental liabilities	27	21
Accrued expenses and other current liabilities	4	3
Total current liabilities	267	227
Other Liabilities
Derivative instruments — affiliate	32	22
Out-of-market contracts	520	547
Other non-current liabilities	50	60
Total non-current liabilities	602	629
Total Liabilities	869	856
Commitments and Contingencies
Member’s Equity
Member’s interest	1,098	994
Total Member’s Equity	1,098	994
Total Liabilities and Member’s Equity	$1,967	$1,850
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income	$104	$236	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	50	77
Loss on disposals and sales of assets	—	—	7
Amortization of out-of-market contracts and emission allowances	(27)	1	(11)
Changes in derivative instruments	75	202	260
Lower of cost or market inventory adjustments	6	—	—
Cash provided/(used) by changes in other working capital:
Accounts receivable - trade	8	(6)	—
Inventory	(12)	(8)	(21)
Prepayments and other current assets	2	34	(69)
Accounts payable	—	8	—
Accounts payable - affiliate	(6)	14	—
Accrued expenses and other current liabilities	22	4	(8)
Other assets and liabilities	(51)	(106)	(102)
Net Cash Provided by Operating Activities	$186	429	261
Cash Flows from Investing Activities
Capital expenditures	(39)	(16)	(44)
Net Cash Used by Investing Activities	(39)	(16)	(44)
Cash Flows from Financing Activities
Payments for short and long-term debt	(5)	—	(3)
Distributions to member	—	(320)	(285)
Net Cash Used by Financing Activities	(5)	(320)	(288)
Net Increase/(Decrease) in Cash and Cash Equivalents	142	93	(71)
Cash and Cash Equivalents at Beginning of Period	157	64	135
Cash and Cash Equivalents at End of Period	$299	$157	$64
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

Total Member’s Equity

Balances as of December 31, 2012	$1,235
Net income	128
Distributions to member	(285)
Balances as of December 31, 2013	$1,078
Net income	236
Distributions to member	(320)
Balances as of December 31, 2014	$994
Net income	104
Balances as of December 31, 2015	$1,098

See notes to Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale generator engaged in the ownership and operation of power generation facilities, with approximately 17,753 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,985 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 17,753 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,683 MW of net electric generating capacity in Maryland, near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,985 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly owned subsidiary of NRG North America and an indirect wholly owned subsidiary of GenOn Americas Generation. The following illustrates the ownership structure of the Registrants as of December 31, 2015:
GenOn's generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes the generation portfolio by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas	10,763	4,118	1,942
Coal	5,143	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	17,753	7,985	4,683
The Registrants sell power from their generation portfolio and offer capacity or similar products to retail electric providers and others, and provide ancillary services to support system reliability.

NRG Merger
On December 14, 2012, NRG completed the acquisition of GenOn with GenOn continuing as a wholly owned subsidiary of NRG. The NRG Merger was accounted for under the acquisition method of accounting. Fair value adjustments related to the NRG Merger have been pushed down to GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, resulting in certain assets and liabilities of the Registrants being recorded at fair value at December 15, 2012.
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
Funds Deposited by Counterparties (GenOn and GenOn Americas Generation)
Funds deposited by counterparties consist of cash held by GenOn as a result of collateral posting obligations from GenOn's counterparties. Some amounts are segregated into separate accounts that are not contractually restricted but, based on GenOn's intentions, are not available for the payment of general corporate obligations. Depending on market fluctuations and the settlement of the underlying contracts, GenOn will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and GenOn cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on GenOn's balance sheets, with an offsetting liability for this cash collateral received within current liabilities. Changes in funds deposited by counterparties are closely associated with GenOn's operating activities and are classified as an operating activity in GenOn's consolidated statements of cash flows.
Inventory
Inventory is valued at the lower of weighted average cost or market, and consists principally of fuel oil, coal and raw materials used to generate electricity or steam. The Registrants remove these inventories as they are used in the production of electricity or steam. Spare parts inventory is valued at a weighted average cost, since the Registrants expect to recover these costs in the ordinary course of business. The Registrants remove these inventories when they are used for repairs, maintenance or capital projects. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows. During the year ended December 31, 2015, the Registrants recorded a lower of weighted average cost or market adjustment related to fuel oil of $19 million related to GenOn, of which $17 million relates to GenOn Americas Generation and $6 million relates to GenOn Mid-Atlantic.

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
Capitalized Interest (GenOn and GenOn Americas Generation)
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amounts of interest capitalized were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
GenOn	$5	$11	$21
GenOn Americas Generation	2	1	2
When a project is available for operations, capitalized interest and project development costs are reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
Intangible Assets
Intangible assets represent contractual rights held by the Registrants. The Registrants recognize specifically identifiable intangible assets when specific rights and contracts are acquired. As of December 31, 2015, and 2014, the Registrants' intangible assets are comprised of SO2 emission allowances and CO2 emission credits held for compliance with RGGI that are held-for-use and are amortized to cost of operations based on straight line or units of production basis. The following table presents the Registrants’ amortization of intangible assets for each of the past three years:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
GenOn	$39	$38	$25
GenOn Americas Generation	32	33	21
GenOn Mid-Atlantic	27	29	18
The following table presents estimated amortization of the Registrants’ intangible assets for each of the next five years:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2016	$45	$42	$3
2017	2	—	—
2018	1	—	—
2019	1	—	—
2020	1	—	—

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
GenOn	$79	$78	$75
GenOn Americas Generation	28	28	28
GenOn Mid-Atlantic	28	28	28
The following table summarizes the estimated amortization related to the Registrants’ out-of-market contracts:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2016	$81	$28	$28
2017	76	28	28
2018	71	28	28
2019	68	28	28
2020	68	28	28
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
The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn's past and projected pre-tax book earnings, the reversal of deferred tax liabilities and the implementation of tax planning strategies.
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
The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn Americas Generation's past and projected pre-tax book earnings, the reversal of deferred tax liabilities and the implementation of tax planning strategies.
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
Derivative Financial Instruments
The Registrants account for derivative financial instruments under ASC 815, which requires the Registrants to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of derivatives are immediately recognized in earnings.
The Registrants’ primary derivative instruments are financial power and natural gas contracts, fuels purchase contracts, and other energy related commodities used to mitigate variability in earnings due to fluctuations in market prices.
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
On December 31, 2014, NRG merged 8 qualified pension plans into 2 separate qualified pension plans, the NRG Pension Plan for Bargained Employees and the NRG Pension Plan.  The GenOn Mirant Bargaining Unit Pension Plan, GenOn First Energy Pension Plan, GenOn Duquesne Pension Plan, and GenOn REMA Pension Plan were merged into the NRG Pension Plan for Bargained Employees.  The GenOn Mirant Pension Plan was merged into the NRG Pension Plan for Non-Bargained Employees and renamed the NRG Pension Plans.  These actions were conducted to simplify internal administration of the plans, reduce regulatory filings, and lower fees paid to outside vendors as part of the management services agreement.  The benefits provided to current participants in the Plans were not impacted and GenOn remains obligated for its respective pension liabilities.
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
Recent Accounting Developments
ASU 2016-01 - In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01. The amendments of ASU No. 2016-01 eliminate available-for-sale classification of equity investments and require that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be generally measured at fair value with changes in fair value recognized in net income.  Further, the amendments require that financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset.  The guidance in ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
ASU 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU No. 2015-17. The amendments of ASU No. 2015-17 require that deferred tax liabilities and assets, as well as any related valuation allowance, be presented as noncurrent in a classified statement of financial position. The guidance in ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Registrants' adopted ASU No. 2015-17 for the year ended December 31, 2015 and elected to apply the amendments retrospectively. The adoption did not have any impact on the Registrants' results of operations, cash flows, or net assets.
ASU 2015-02 — In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Registrants adopted the standard effective January 1, 2015, and the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
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
Note 3 — Dispositions (GenOn and GenOn Americas Generation)
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Robindale Energy Services, Inc. to sell 100% of its interest in Seward Generation, LLC, or Seward, for cash consideration of $75 million. Seward owns a 525 MW coal-fired facility in Pennsylvania. The transaction triggered an impairment indicator as the sale price was less than the carrying amount of the assets and, as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sale price. GenOn recorded an impairment loss of $134 million in its consolidated results of operations for the year ended December 31, 2015, to reduce the carrying amount of the assets held for sale to the fair market value. At December 31, 2015, GenOn had $5 million of current assets, $83 million of non-current assets, $1 million of current liabilities and $4 million of non-current liabilities classified as held for sale for Seward on its balance sheet. On February 2, 2016, GenOn completed the sale of Seward. For further discussion on this impairment, refer to Note 9 — Impairments.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with Rockland Power Partners II, LP to sell 100% of its interest in the Shelby County Energy Center, LLC, or Shelby for cash consideration of $46 million. Shelby owns a 352 MW natural gas-fired facility located in Illinois. At December 31, 2015, GenOn had $1 million of current assets, $22 million of non-current assets, and $1 million of current liabilities classified as held for sale for Shelby on its balance sheet. The sale is expected to be completed in March of 2016 and the transaction is expected to result in a gain recognized in GenOn's consolidated results of operations during the first quarter of 2016.
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

Note 4 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, and cash collateral paid and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying values and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities
Long and short-term debt	$2,764	$2,043	$3,122	$2,706
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
GenOn Americas Generation

	As of December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities
Long and short-term debt	$752	$500	$929	$720
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
GenOn
The following tables present assets and liabilities measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2015
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$192	$535	$2	$729
Derivative liabilities:
Commodity contracts	$157	$420	$14	$591
Other assets (b)	$14	$—	$—	$14
(a)    There were no transfers during the year ended December 31, 2015, between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2014
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$179	$582	$46	$807
Derivative liabilities:
Commodity contracts	$105	$371	$13	$489
Other assets (b)	$21	$—	$—	$21
(a)    There were no transfers during the year ended December 31, 2014, between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

The following tables reconcile the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2015, and 2014:

	For the Year Ended December 31,
	2015	2014
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$33	$(4)
Total gains and losses (realized/unrealized) included in earnings	(40)	2
Purchases	(5)	35
Balance as of end of period	$(12)	$33
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$(8)	$(1)

(a)	Consists of derivatives assets and liabilities, net.
GenOn Americas Generation
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2015
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$285	$796	$15	$1,096
Derivative liabilities:
Commodity contracts	$170	$735	$14	$919
(a)    There were no transfers during the year ended December 31, 2015, between Levels 1 and 2.

	As of December 31, 2014
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$208	$848	$52	$1,108
Derivative liabilities:
Commodity contracts	$137	$640	$32	$809
(a)    There were no transfers during the year ended December 31, 2014, between Levels 1 and 2.

The following tables reconcile the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2015, and 2014:

	For the Year Ended December 31,
	2015	2014
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$20	$(1)
Total gains and losses (realized/unrealized) included in earnings	(20)	1
Purchases	1	20
Balance as of end of period	$1	$20

(a)	Consists of derivatives assets and liabilities, net.

There were no gains or losses for the years ended December 31, 2015 and 2014 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2015
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$175	$175	$2	$352
Derivative liabilities:
Commodity contracts	$58	$137	$—	$195
(a)    There were no transfers during the year ended December 31, 2015, between Levels 1 and 2.

	As of December 31, 2014
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$145	$211	$26	$382
Derivative liabilities:
Commodity contracts	$71	$73	$6	$150
(a)    There were no transfers during the year ended December 31, 2014, between Levels 1 and 2.

The following tables reconcile the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2015, and 2014:

	For the Year Ended December 31,
	2015	2014
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$20	$—
Total gains and losses (realized/unrealized) included in earnings	(20)	—
Purchases	2	20
Balance as of end of period	$2	$20
(a)    Consists of derivatives assets and liabilities, net.
There were no gains or losses for the years ended December 31, 2015 and 2014 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.

Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of the Registrants’ contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants’ contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants’ markets, quotes are from multiple sources. To the extent that the Registrants receive multiple quotes, prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants’ derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 0% of GenOn's derivative assets and 2% of GenOn's derivative liabilities, 1% of GenOn Americas Generation’s derivative assets and 2% of GenOn Americas Generation's derivative liabilities and 1% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of December 31, 2015, and December 31, 2014:

GenOn

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	—	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$2	$14

	Significant Unobservable Inputs
	December 31, 2014
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$39	$5	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$68	$46
Coal Contracts	3	1	Discounted Cash Flow	Forward Market Price (per ton)	53	56	54
FTRs	4	7	Discounted Cash Flow	Auction Prices (per MWh)	(10)	3	(1)
	$46	$13
GenOn Americas Generation

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	12	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$15	$14

	Significant Unobservable Inputs
	December 31, 2014
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$39	$18	Discounted Cash Flow	Forward Market Price (per MWh)	$18	$68	$46
Coal Contracts	3	3	Discounted Cash Flow	Forward Market Price (per ton)	53	56	54
FTRs	10	11	Discounted Cash Flow	Auction Prices (per MWh)	(1)	1	—
	$52	$32
GenOn Mid-Atlantic

Significant Unobservable Inputs
December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
	$2	$—

	Significant Unobservable Inputs
	December 31, 2014
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$26	$5	Discounted Cash Flow	Forward Market Price (per MWh)	$24	$68	$47
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	(1)	1	—
	$26	$6
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2015, and December 31, 2014:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power/Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power/Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a non-performance/credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants’ net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Registrants use their default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants’ liabilities or that a market participant would be willing to pay for the Registrants’ assets. The Registrants' (non-performance)/credit reserves were as follows:

	As of December 31,
	2015	2014
	(In millions)
GenOn	$(1)	$—
GenOn Americas Generation	—	—
GenOn Mid-Atlantic	4	2
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2015, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts the Registrants hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of December 31, 2015, GenOn recorded $48 million of cash collateral paid, which includes $36 million of collateral paid to NRG, and $51 million of cash collateral received on its balance sheet. As of December 31, 2015, GenOn Americas Generation recorded $39 million of cash collateral paid, which includes $36 million of collateral paid to NRG, and $51 million of cash collateral received on its balance sheet. As of December 31, 2015, GenOn Mid-Atlantic had no outstanding cash collateral paid or received on its balance sheet.
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
As of December 31, 2015, counterparty credit exposure to a significant portion of GenOn’s counterparties was $351 million and GenOn held $33 million of collateral against those positions, resulting in a net exposure of $321 million. Approximately 97% of GenOn's exposure before collateral is expected to roll off by the end of 2017. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $347 million and GenOn Americas Generation held $33 million of collateral against those positions, resulting in a net exposure of $316 million. Approximately 97% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2017. GenOn Mid-Atlantic’s counterparty credit exposure to a significant portion of counterparties was $12 million and GenOn Mid-Atlantic held no collateral (cash or letters of credit) against those positions, resulting in a net exposure of $12 million. 100% of GenOn Mid-Atlantic’s exposure before collateral is expected to roll off by the end of 2016.

The following tables highlight the counterparty credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2015, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Financial institutions	68%	69%	—%
Utilities, energy merchants, marketers and other	18%	17%	—%
ISOs	14%	14%	100%
Total	100%	100%	100%

Category	Net Exposure (a) (% of Total)
	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	99%	99%	100%
Non-Investment grade	1%	1%	—%
Total	100%	100%	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.
The Registrants have counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above. The aggregate of such counterparties was $257 million, $257 million, and $12 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.

Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
ASC 815 requires the Registrants to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception.
Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Registrants’ energy related commodity contracts.
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
GenOn
As of December 31, 2015, GenOn’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn’s generation assets through 2018.
Also, as of December 31, 2015, GenOn had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2027; and

•	Coal transportation contracts through 2018.
GenOn Americas Generation
As of December 31, 2015, GenOn Americas Generation’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Americas Generation’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Americas Generation’s generation assets through 2018.
Also, as of December 31, 2015, GenOn Americas Generation had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.
GenOn Mid-Atlantic
As of December 31, 2015, GenOn Mid-Atlantic’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Mid-Atlantic’s generation assets' forecasted output through 2018.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Mid-Atlantic’s generation assets through 2016.
Also, as of December 31, 2015, GenOn Mid-Atlantic had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2015, and December 31, 2014. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of December 31,		As of December 31,		As of December 31,
		2015	2014	2015	2014	2015	2014
Commodity	Units	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)	(In millions)
Coal	Short Ton	7	8	3	5	3	5
Natural Gas	MMBtu	191	(21)	2	(74)	(10)	(79)
Power	MWh	(49)	(36)	(20)	(16)	(18)	(15)
The change in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$574	$602	$475	$417
Commodity contracts long-term	155	205	116	72
Total Derivatives Not Designated as Cash Flow Hedges	$729	$807	$591	$489
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$861	$852	$737	$674
Commodity contracts long-term	235	256	182	135
Total Derivatives Not Designated as Cash Flow Hedges	$1,096	$1,108	$919	$809

GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$269	$241	$163	$128
Commodity contracts long-term	83	141	32	22
Total Derivatives Not Designated as Cash Flow Hedges	$352	$382	$195	$150
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2015	(in millions)
Commodity Contracts:
Derivative assets	$698	$(485)	$(51)	$162
Derivative assets- affiliate	31	(24)	—	7
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities- affiliate	(24)	24	—	—
Total derivative instruments	$138	$—	$(51)	$87

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2014	(in millions)
Commodity Contracts:
Derivative assets	$786	$(425)	$(54)	$307
Derivative assets- affiliate	21	(21)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities- affiliate	(38)	21	17	—
Total derivative instruments	$318	$—	$(37)	$281

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2015	(in millions)
Commodity Contracts:
Derivative assets	$699	$(485)	$(51)	$163
Derivative assets- affiliate	397	(352)	—	45
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities- affiliate	(352)	352	—	—
Total derivative instruments	$177	$—	$(51)	$126

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2014	(in millions)
Commodity Contracts:
Derivative assets	$787	$(425)	$(54)	$308
Derivative assets- affiliate	321	(321)	—	—
Derivative liabilities	(451)	425	—	(26)
Derivative liabilities- affiliate	(358)	321	17	(20)
Total derivative instruments	$299	$—	$(37)	$262

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2015	(in millions)
Commodity Contracts:
Derivative assets- affiliate	352	(195)	—	157
Derivative liabilities- affiliate	(195)	195	—	—
Total derivative instruments	$157	$—	$—	$157

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2014	(in millions)
Commodity Contracts:
Derivative assets	$100	$—	$—	$100
Derivative assets- affiliate	282	(149)	—	133
Derivative liabilities	(1)	—	—	(1)
Derivative liabilities- affiliate	(149)	149	—	—
Total derivative instruments	$232	$—	$—	$232
Accumulated Other Comprehensive Loss (GenOn)
The following table summarizes the effects on GenOn's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax of zero dollars:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Accumulated OCI balance, beginning of period	$—	$—	$1
Recognized in OCI on interest rate derivatives	—	—	19
Reclassified from accumulated OCI into earnings(a)(b)	—	—	(2)
Reversal as part of sale to NRG Yield LLC(c)	—	—	(18)
Accumulated OCI balance, end of period	$—	$—	$—

(a)	Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded in interest expense.

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

Impact of Derivative Instruments on the Statement of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
The following tables summarize the pre-tax effects of economic hedges and trading activity on the Registrants’ statements of operations. These amounts are included within operating revenues and cost of operations.
GenOn

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(198)	$(314)	$(367)
Net unrealized gains on open positions related to economic hedges	18	167	40
Total unrealized mark-to-market losses for economic hedging activities	(180)	(147)	(327)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(1)	(1)
Net unrealized gains on open positions related to trading activity	—	—	1
Total unrealized mark-to-market losses for trading activity	—	(1)	—
Total unrealized losses	$(180)	$(148)	$(327)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Revenue from operations — energy commodities	$(112)	$(151)	$(356)
Cost of operations	(68)	3	29
Total impact to statement of operations	$(180)	$(148)	$(327)

GenOn Americas Generation

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(193)	$(288)	$(296)
Net unrealized gains on open positions related to economic hedges	70	164	25
Total unrealized mark-to-market losses for economic hedging activities	(123)	(124)	(271)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(1)	(1)
Net unrealized gains on open positions related to trading activity	—	—	1
Total unrealized mark-to-market losses for trading activity	—	(1)	—
Total unrealized losses	$(123)	$(125)	$(271)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Revenue from operations — energy commodities	$(66)	$(119)	$(302)
Cost of operations	(57)	(6)	31
Total impact to statement of operations	$(123)	$(125)	$(271)

GenOn Mid-Atlantic

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(116)	$(288)	$(296)
Net unrealized gains on open positions related to economic hedges	39	90	35
Total unrealized losses	$(77)	$(198)	$(261)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Revenue from operations — energy commodities	$(27)	$(192)	$(292)
Cost of operations	(50)	(6)	31
Total impact to statement of operations	$(77)	$(198)	$(261)
Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2015, was $66 million for GenOn and GenOn Americas Generation. As of December 31, 2015, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of December 31, 2015. At December 31, 2015, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Inventory (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Inventory consisted of:
GenOn

	As of December 31,
	2015	2014
	(In millions)
Fuel oil	$161	$211
Coal	154	162
Spare parts	127	129
Other	6	5
Total Inventory	$448	$507
During the year ended December 31, 2015, GenOn recorded a lower of weighted average cost or market adjustment related to fuel oil of $19 million. Additionally, GenOn wrote down certain equipment to its fair value resulting in an impairment of $8 million during the year ended December 31, 2015.

GenOn Americas Generation

	As of December 31,
	2015	2014
	(In millions)
Fuel oil	$134	$181
Coal	97	82
Spare parts	57	54
Other	1	1
Total Inventory	$289	$318
During the year ended December 31, 2015, GenOn Americas Generation recorded a lower of weighted average cost or market adjustment related to fuel oil of $17 million.
GenOn Mid-Atlantic

	As of December 31,
	2015	2014
	(In millions)
Fuel oil	$33	$45
Coal	97	82
Spare parts	41	38
Other	1	1
Total Inventory	$172	$166
During the year ended December 31, 2015, GenOn Mid-Atlantic recorded a lower of weighted average cost or market adjustment related to fuel oil of $6 million.
Note 7 — Property, Plant and Equipment (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Major classes of property, plant, and equipment were as follows:
GenOn

	As of December 31,
	2015	2014	Depreciable Lives
	(In millions)
Facilities and equipment	$2,989	$3,048	2 - 34 Years
Land and improvements	292	293
Construction in progress	164	140
Total property, plant and equipment	3,445	3,481
Accumulated depreciation	(614)	(436)
Net property, plant and equipment	$2,831	$3,045
GenOn Americas Generation

	As of December 31,
	2015	2014	Depreciable Lives
	(In millions)
Facilities and equipment	$1,192	$1,123	2 - 34 Years
Land and improvements	139	127
Construction in progress	29	30
Total property, plant and equipment	1,360	1,280
Accumulated depreciation	(244)	(170)
Net property, plant and equipment	$1,116	$1,110

GenOn Mid-Atlantic

	As of December 31,
	2015	2014	Depreciable Lives
	(In millions)
Facilities and equipment	$1,037	$1,014	2 - 34 Years
Land and improvements	62	61
Construction in progress	26	18
Total property, plant and equipment	1,125	1,093
Accumulated depreciation	(200)	(135)
Net property, plant and equipment	$925	$958
The Registrants recorded long-lived asset impairments during 2015, as further described in Note 9, Impairments.
Note 8 — Retirements or Mothballing of Generating Facilities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Facilities Announced for Deactivation Due to Returns on Investment (GenOn)
The Registrants are subject to extensive environmental regulation by federal, state and local authorities under a variety of statutes, regulations and permits that address discharges into the air, water and soil, and the proper handling of solid, hazardous and toxic materials and waste. Complying with increasingly stringent environmental requirements involves significant capital and operating expenses. To the extent forecasted returns on investments necessary to comply with environmental regulations are insufficient for a particular facility, the Registrants plan to deactivate that facility. In determining the forecasted returns on investments, the Registrants factor in forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors. GenOn deactivated the following coal and natural gas units at the referenced times:

Facility or Unit	Fuel-type	Net Generation Capacity (MW)	Deactivation Date
Shawville Units 1, 2, 3 and 4 (a)	Coal	597	May 2015
Gilbert CT Units 1, 2, 3 and 4	Natural Gas	98	May 2015
Glen Gardner Facility	Natural Gas	160	May 2015
Werner Facility	Oil	212	May 2015
Osceola Facility	Natural Gas	463	January 2015
Coolwater Facility	Natural Gas	636	January 2015
Portland Units 1 and 2	Coal	401	June 2014
Titus Coal Units	Coal	245	September 2013
(a) GenOn expects to return these units to service no later than the fall of 2016 using natural gas.

GenOn plans on deactivating the following coal units at the referenced times:

Facility or Unit	Fuel-type	Net Generation Capacity (MW)	Expected Deactivation Date
Avon Lake Unit 7	Coal	94	April 2016

Note 9 — Impairments (GenOn and GenOn Americas Generation)
Long-Lived Assets Impairments (GenOn and GenOn Americas Generation)
2015 Impairments
Seward (GenOn) — As described in Note 3, Dispositions, on November 24, 2015, GenOn entered into an agreement with Robindale Energy Services, Inc. to sell 100% of its interest in Seward for cash consideration of $75 million. The transaction triggered an impairment indicator as the sale price was less than the carrying amount of the assets, and, as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sale price. GenOn recorded an impairment loss of $134 million in the consolidated results of operations of GenOn for the year ended December 31, 2015 to reduce the carrying amount of the assets held for sale to the fair market value.

Portland (GenOn) — During the fourth quarter of 2015, the oil conversion project at the Portland facility was suspended indefinitely. In connection with the project suspension, GenOn wrote off the balance of fixed assets associated with the project and recorded expected losses on related contracts totaling $20 million.

Spare Parts (GenOn) — During the fourth quarter of 2015, GenOn wrote down certain equipment to its fair value resulting in an impairment of $8 million during the year ended December 31, 2015.

Pittsburg (GenOn and GenOn Americas Generation) — GenOn owns oil tanks and associated land located near its Pittsburg facility that were subject to a purchase option. The option was terminated during the fourth quarter of 2015 and, accordingly, the oil tanks were considered to be impaired. GenOn recorded an impairment of $8 million to reduce the carrying amount of the oil tanks to reflect the fair market value.

2014 Impairments
Coolwater (GenOn) — During the fourth quarter of 2014, GenOn determined that it would pursue retiring the 636 MW natural-gas fired Coolwater facility, in Dagget, California. The facility faced critical repairs on the cooling towers for Units 3 and 4 and, during the fourth quarter of 2014, did not receive any awards in a near-term capacity auction and no interest in a bilateral capacity deal. GenOn considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360, Property, Plant and Equipment. The carrying amount of the assets was higher than the future net cash flows expected to be generated by the assets and as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount and the fair value of the assets. GenOn retired the Coolwater facility effective January 1, 2015. All remaining fixed assets of the station were written off resulting in an impairment loss of $22 million recognized during the year ended December 31, 2014.
Osceola (GenOn) — During the third quarter of 2014, GenOn determined that it would mothball the 463 MW natural gas-fired Osceola facility, in Saint Cloud, Florida. GenOn considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360. The carrying amount of the assets was higher than the future net cash flows expected to be generated by the assets and as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount and the fair value of the assets. Due to the location of the facility, it was determined that the best indicator of fair value is the market value of the combustion turbines. GenOn recorded an impairment loss of approximately $60 million during the year ended December 31, 2014, which represents the excess of the carrying value over the fair market value.

Note 10 —Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2015	2014	Interest Rate %
	(In millions, except rates)
GenOn Mid-Atlantic:
Chalk Point capital lease, due 2015	$—	$5	8.190
Subtotal GenOn Mid-Atlantic	—	5
GenOn Americas Generation:
Senior unsecured notes, due 2021	398	496	8.500
Senior unsecured notes, due 2031	354	433	9.125
Subtotal GenOn Americas Generation (a)	752	929
GenOn Energy:
Senior unsecured notes, due 2017	714	766	7.875
Senior unsecured notes, due 2018	708	757	9.500
Senior unsecured notes, due 2020	534	610	9.875
Other (b)	56	60
GenOn capital lease	2	3
Subtotal GenOn Energy	2,014	2,196
Subtotal	2,766	3,130
Less current maturities	4	10
Total long-term debt and capital leases	$2,762	$3,120
(a) This amount excludes GenOn Mid-Atlantic.

(b)	The Long Term Service Agreement for the Hunterstown facility is accounted for as a debt financing liability in accordance with U.S. GAAP.
Long-term debt includes the following premiums:

	As of December 31,
	2015	2014
	(In millions)
GenOn Americas Generation:
Senior unsecured notes, due 2021	$32	$46
Senior unsecured notes, due 2031	25	33
GenOn Energy:
Senior unsecured notes, due 2017	23	41
Senior unsecured notes, due 2018	59	83
Senior unsecured notes, due 2020	44	60
Total premium	$183	$263
GenOn Energy (GenOn)
Under the senior notes and the related indentures, the senior notes are the sole obligation of GenOn and are not guaranteed by any subsidiary or affiliate of GenOn. The senior notes are senior unsecured obligations of GenOn having no recourse to any subsidiary or affiliate of GenOn. The senior notes restrict the ability of GenOn and its subsidiaries to encumber their assets.

Repurchase of 2017 GenOn Senior Notes. In the fourth quarter of 2015, GenOn repurchased $33 million of the 2017 Senior Notes at an average price of $95.17, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $3 million gain on debt extinguishment of the 2017 Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $2 million and write-off of unamortized premium of $1 million.
Repurchase of 2018 GenOn Senior Notes. In the fourth quarter of 2015, GenOn repurchased $25 million of the 2018 Senior Notes at an average price of $90.95, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $5 million gain on debt extinguishment of the 2018 Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $2 million and write-off of unamortized premium of $3 million.
Repurchase of 2020 GenOn Senior Notes. In the fourth quarter of 2015, GenOn repurchased $61 million of the 2020 Senior Notes at an average price of $83.85, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $15 million gain on debt extinguishment of the 2020 Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $10 million and write-off of unamortized premium of $5 million.
Redemption of 2014 GenOn Senior Notes. In June 2013, GenOn redeemed all of the 2014 Senior Notes with an aggregate outstanding principal amount of $575 million at a redemption percentage of 106.778% of face value, as well as any accrued and unpaid interest as of the redemption date. In connection with the redemption, an $11 million loss on the debt extinguishment of the 2014 Senior Notes was recorded during the year ended December 31, 2013, which primarily consisted of a make whole premium payment offset by the write-off of unamortized premium.
Senior Unsecured Notes, Due 2018 and 2020. The senior notes and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends and purchases of capital stock. At December 31, 2015, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments is limited to specified exclusions from the covenant, including up to $250 million of such restricted payments. The senior notes are subject to acceleration of GenOn’s obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non-appealable judgments after 90 days and (f) certain events of bankruptcy and insolvency.
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
GenOn may redeem some or all of the senior notes due 2020 at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption rate:

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
Credit Agreement with NRG (GenOn). As described in Note 14, Related Party Transactions, GenOn is party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, available for revolving loans and letters of credit.  At December 31, 2015, $278 million of letters of credit and no borrowings were outstanding under the NRG credit agreement.
GenOn Americas Generation (GenOn and GenOn Americas Generation)
Repurchase of 2021 GenOn Americas Generation Senior Unsecured Notes. In the fourth quarter of 2015, GenOn repurchased $84 million of the 2021 Senior Notes at an average price of $84.91, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $20 million gain on debt extinguishment of the 2021 Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $13 million and write-off of unamortized premium of $7 million.
Repurchase of 2031 GenOn Americas Generation Senior Unsecured Notes. In November 2015, GenOn repurchased $71 million of the 2031 Senior Notes at an average price of $77.02, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $22 million gain on debt extinguishment of the 2031 Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $16 million and write-off of unamortized premium of $6 million.
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
Restricted Net Assets (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation and certain of their subsidiaries are holding companies and, as a result, GenOn and GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn’s and GenOn Americas Generation’s operations is generated by GenOn Mid-Atlantic. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic for GenOn and GenOn Americas Generation and REMA for GenOn. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2015, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
Pursuant to the terms of their respective lease agreements, GenOn Mid-Atlantic and REMA are restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2015, all of GenOn Mid-Atlantic’s and REMA’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(ii) of Regulation S-X. As of December 31, 2015, GenOn Mid-Atlantic and REMA had restricted net assets of $1,100 million and $(1,112) million, respectively.

Consolidated Annual Maturities (GenOn and GenOn Americas Generation)
Annual payments based on the maturities of GenOn's debt and capital leases for the years ending after December 31, 2015, are as follows:

(In millions)
2016	$4
2017	696
2018	653
2019	4
2020	494
Thereafter	732
Total	$2,583
Annual payments based on the maturities of GenOn Americas Generation's debt for the years ending after December 31, 2015, are as follows:

(In millions)
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	695
Total	$695

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
The following table represents the balance of ARO obligations as of December 31, 2014, along with the additions, reductions and accretion related to the Registrants’ ARO obligations for the year ended December 31, 2015:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Balance as of December 31, 2014	$172	$78	$26
Additions	7	1	—
Revisions in estimates for current obligations	(4)	(2)	(1)
Spending for current obligations and other settlements	(2)	—	—
Accretion — expense	14	5	2
Balance as of December 31, 2015	$187	$82	$27

Note 12 — Benefit Plans and Other Postretirement Benefits (GenOn)
Defined Benefit Plans
GenOn provides pension benefits to eligible non-union and union employees through various defined benefit pension plans. These benefits are based on pay, service history and age at retirement. Most pension benefits are provided through tax-qualified plans that are funded in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Service requirements. Certain executive pension benefits that cannot be provided by the tax-qualified plans are provided through unfunded non-tax-qualified plans. The measurement date for the defined benefit plans was December 31 for all periods presented unless otherwise noted. GenOn also provides certain medical care and life insurance benefits for eligible retired employees. The measurement date for these postretirement benefit plans was December 31 for all periods presented unless otherwise noted. On December 31, 2014, NRG merged 8 qualified pension plans into 2 separate qualified pension plans, the NRG Pension Plan for Bargained Employees and the NRG Pension Plan.  The GenOn Mirant Bargaining Unit Pension Plan, GenOn First Energy Pension Plan, GenOn Duquesne Pension Plan, and GenOn REMA Pension Plan were merged into the NRG Pension Plan for Bargained Employees.  The GenOn Mirant Pension Plan was merged into the NRG Pension Plan for Non-Bargained Employees and renamed the NRG Pension Plans.  These actions were conducted to simplify internal administration of the plans, reduce regulatory filings, and lower fees paid to outside vendors as part of the management services agreement.  The benefits provided to current participants in the Plans were not impacted and GenOn remains obligated for its respective pension liabilities.
As part of the change in control associated with the NRG Merger, NRG decided to terminate/settle the nonqualified legacy GenOn Benefit Restoration Plan and Supplemental Executive Retirement Plan. Final settlement payments totaling $12 million were paid to remaining participants during 2014.
The net periodic pension (credit)/cost related to GenOn’s pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Service cost benefits earned	$10	$10	$13
Interest cost on benefit obligation	27	27	25
Expected return on plan assets	(35)	(34)	(31)
Amortization of unrecognized net loss/(gain)	1	(6)	—
Net periodic benefit cost/(credit)	$3	$(3)	$7

	Other Postretirement Benefits
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Service cost benefits earned	$1	$1	$1
Interest cost on benefit obligation	3	3	3
Amortization of unrecognized prior service credit	(4)	(17)	(1)
Net periodic benefit (credit)/cost	$—	$(13)	$3

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for GenOn plans on a combined basis is as follows:

	Tax-Qualified Pension Benefits		Non-Tax-Qualified Pension Benefits
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In millions)		(In millions)
Benefit obligation at beginning of period	$660	$546	$—	$12
Service cost	10	10	—	—
Interest cost	27	27	—	—
Actuarial (gain)/loss	(33)	103	—	—
Benefit payments	(39)	(26)	—	(12)
Benefit obligation at end of period	625	660	—	—
Fair value of plan assets at beginning of period	548	469	—	—
Actual return on plan assets	(17)	49	—	—
Employer contributions	14	56	—	12
Benefit payments	(39)	(26)	—	(12)
Fair value of plan assets at end of period	506	548	—	—
Funded status at end of period — excess of obligation over assets	$(119)	$(112)	$—	$—

	Other Postretirement Benefits
	Year Ended December 31,
	2015	2014
	(In millions)
Benefit obligation at beginning of period	$65	$73
Service cost	1	1
Interest cost	3	3
Participant contributions	1	2
Actuarial (gain)/loss	(8)	12
Benefit payments	(7)	(8)
Plan amendments	(1)	(18)
Benefit obligation at end of period	54	65
Fair value of plan assets at beginning of period	—	—
Employer contributions	6	6
Participant contributions	1	2
Benefit payments	(7)	(8)
Fair value of plan assets at end of period	—	—
Funded status at end of period — excess of obligation over assets	$(54)	$(65)
The accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2015, and 2014 for the tax-qualified defined benefit pension plans. The total accumulated benefit obligation for the tax-qualified plans at December 31, 2015, and 2014 was $608 million and $631 million, respectively.

Amounts recognized in GenOn’s balance sheets were as follows:

	Tax-Qualified Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In millions)		(In millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(119)	(112)	(49)	(60)
Amounts recognized in GenOn’s OCI and accumulated other comprehensive income/loss for the pension and other postretirement benefit plans were as follows:

	Tax-Qualified Pension Benefits		Other Postretirement Benefits
	Net Actuarial (Loss) Gain	Prior Service Cost	Net Actuarial (Loss) Gain	Prior Service Cost
	(In millions)
Balance as of December 31, 2013	$92	$(1)	$7	$4
Unrealized (loss)/gain	(87)	—	(12)	18
Amortization of net actuarial loss	(6)	—	—	—
Amortization of prior service cost	—	—	—	(17)
Total recognized in OCI for the period	(93)	—	(12)	1
Balance as of December 31, 2014	$(1)	$(1)	$(5)	$5
Unrealized (loss)/gain	$(20)	$—	$8	$1
Amortization of net actuarial gain	1	—	—	—
Amortization of prior service cost	—	—	—	(4)
Total recognized in OCI for the period	(19)	—	8	(3)
Balance as of December 31, 2015	$(20)	$(1)	$3	$2
The total net (gain)/loss recognized in net periodic benefit cost and OCI for the pension plans for the years ended December 31, 2015, 2014, and 2013 were $22 million, $90 million, and $(84) million, respectively. The total net (gain)/loss recognized in net periodic benefit credit and OCI for the other postretirement benefit plans for the years ended December 31, 2015, 2014, and 2013 were $(6) million, $(2) million, and $(7) million, respectively.
The estimated unrecognized loss for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income/loss to net period benefit cost during 2016 is approximately $1 million. The estimated unrecognized prior service credit for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income/loss to net period benefit cost during 2016 is approximately $(1) million.

Fair Value Hierarchy of Plan Assets
GenOn's market-related value of its plan assets is the fair value of the assets. The fair values of GenOn's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$142	$142
Common/collective trust investment — non-U.S. equity	—	82	82
Common/collective trust investment — global equity	—	49	49
Common/collective trust investment — fixed income	—	220	220
Partnerships/Joint Ventures	—	10	10
Short-term investment fund	3	—	3
Total	$3	$503	$506

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$156	$156
Common/collective trust investment — non-U.S. equity	—	80	80
Common/collective trust investment — global equity	—	52	52
Common/collective trust investment — fixed income	—	246	246
Partnerships/Joint Ventures	—	12	12
Short-term investment fund	2	—	2
Total	$2	$546	$548
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
The following table presents the significant assumptions used to calculate GenOn's benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Weighted–Average Assumptions
Discount rate	4.54%	4.18%	4.16%	3.86%
Rate of compensation increase	3.00%	2.97%	N/A	N/A

GenOn’s assumed healthcare cost trend rates used for other postretirement benefit obligations are:

	Other Postretirement Benefit Plans
	As of December 31,
	2015	2014
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	7.25%	8.60%
Age 65 and after	9.00%	8.10%
Assumed ultimate medical inflation rate	5.00%	5.00%
Year in which ultimate rate is reached	2025	2023
An annual increase of 1% in the assumed healthcare cost trend rates would correspondingly increase the postretirement benefit obligation at December 31, 2015, by $5 million. An annual decrease of 1% in the assumed healthcare cost trend rates would correspondingly decrease the postretirement benefit obligation at December 31, 2015, by $4 million
The following tables present the significant assumptions used to calculate GenOn's benefit expense/credit:

	Pension Plans
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted–Average Assumptions
Discount rate	4.18%	5.02%	4.22%
Rate of compensation increase	2.97%	2.91%	2.82%
Expected return on plan assets	6.41%	7.00%	7.50%

	Other Postretirement Benefit Plans
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted–Average Assumptions
Discount rate	3.86%	4.53%	3.99%
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit net periodic benefit expense/credit are:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.60%	8.50%	8.50%
Age 65 and after	8.10%	8.69%	8.67%
Assumed ultimate medical inflation rate	5.00%	5.50%	5.50%
Year in which ultimate rate is reached	2023	2019	2018
An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the total annual service and interest cost components of net period benefit credit during 2015 by less than $1 million.
In 2016, GenOn will change the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and postretirement benefit plans. Historically, GenOn estimated these components by using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation. GenOn will elect to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs. This is considered a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of GenOn's total benefit obligation.

Pension Plan Assets

Pension plans’ assets are managed solely in the interest of the plans’ participants and their beneficiaries and are invested with the objective of earning the necessary returns to meet the time horizons of the accumulated and projected retirement benefit obligations. GenOn uses a mix of equities and fixed income investments intended to manage risk to a reasonable and prudent level. GenOn’s risk tolerance is established through consideration of the plans’ liabilities and funded status as well as corporate financial condition. Equity investments are diversified across U.S. and non-U.S. stocks. For U.S. stocks, GenOn employs both a passive and active approach by investing in index funds and actively managed funds. For non-U.S. stocks, GenOn is invested in both developed and emerging market equity funds. Fixed income investments are comprised of long-term U.S. government and corporate securities. Derivative securities can be used for diversification, risk-control and return enhancement purposes but may not be used for the purpose of leverage. The assets for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan are in a single qualified trust. At the time of the plan mergers, the fair value of the assets from the prior plans were allocated on a pro-rata basis based on the benefit obligations on January 1, 2015 and will continue to be allocated on this basis at each reporting date.
GenOn's pension asset allocation methodology is based on the results of a study completed by a third-party investment consulting firm. The methodology divides the pension plan assets into two primary portfolios: (i) return seeking assets, those assets intended to generate returns in excess of pension liability growth (U.S. equity, non-U.S. equity, global equity, and emerging market equity) and (ii) liability-hedging assets, those assets intended to have characteristics similar to pension liabilities (fixed income securities). As GenOn’s pension plans’ funded status improves, the methodology actively moves the plan assets from return seeking assets toward liability-hedging assets. GenOn employs a building block approach to determining the long-term rate of return for plan assets, with proper consideration given to diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current factors such as inflation and interest rates are evaluated before long-term capital assumptions are determined. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.
The target allocations for GenOn’s pension plan assets were as follows for the year ended December 31, 2015:

U.S. equities	27%
Non-U.S. equities	15%
Global equities	10%
Emerging market equities	3%
Fixed income securities	45%
Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks are composed of the following indices:

Asset Class	Index
U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Ex-U.S. IMI Index
Global equities	MSCI World Index
Emerging market equities	MSCI Emerging Markets Index
Fixed income securities	Barclays Capital Long Term Government/Credit Index & Barclays US Aggregate Bond Index

Expected Contributions and Benefit Payments
GenOn expects to contribute approximately $16 million to the tax-qualified pension plans during 2016.
GenOn's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Tax-Qualified Pension Benefit Payments	Other Postretirement Benefit Payments
	(In millions)
2016	$29	$5
2017	31	5
2018	32	6
2019	34	5
2020	35	5
2021 through 2025	194	18
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
GenOn also sponsors non-qualified deferred compensation plans for key and highly compensated employees. GenOn’s obligations and the related rabbi trust investments under these plans were $15 million and $20 million at December 31, 2015, and 2014, respectively. Upon completion of the NRG Merger, NRG assumed GenOn’s non-qualified plans and their respective obligations.
Expense recognized for the matching, fixed profit sharing and discretionary profit sharing contributions were $0 million for the years ended December 31, 2015, and 2014, and $4 million for the year ended December 31, 2013.

Note 13 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Income Taxes
GenOn
GenOn’s income tax (benefit)/expense consisted of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Current
U.S. Federal	$—	$—	$(6)
State	(3)	6	—
Total — current	(3)	6	(6)
Deferred
U.S. Federal	—	—	—
State	—	—	—
Total — deferred	—	—	—
Total income tax (benefit)/expense	(3)	6	(6)
Effective tax rate	2.5%	3%	12.5%
A reconciliation of GenOn's federal statutory income tax provision to the effective income tax (benefit)/expense adjusted for permanent and other items during 2015, 2014 and 2013, is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions, except percentages)
(Loss)/Income before income taxes	$(118)	$198	$(48)
Provision for income taxes based on U.S. federal statutory income tax rate	(42)	70	(17)
State and local income tax provision, net of federal income taxes	(3)	14	(24)
Change in deferred tax asset valuation allowance	16	(100)	—
State rate change	26	21	35
Other, net	—	1	—
Income tax (benefit)/expense	$(3)	$6	$(6)

The tax effects of temporary differences between the carrying amounts of assets and liabilities in GenOn's financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(In millions)
Deferred Tax Assets:
Employee benefits	$76	$100
Pension and other postretirement benefits	—	113
Federal loss carryforwards	664	727
State loss carryforwards	214	125
Property and intangible assets	931	1,080
Derivative contracts	470	90
Out-of-market contracts fair value adjustment	378	381
Debt premium, net	92	123
Other	20	40
Subtotal	2,845	2,779
Valuation allowance	(2,464)	(2,779)
Net deferred tax assets	381	—
Deferred Tax Liabilities:
Pension and other postretirement benefits	381	—
Net deferred tax liabilities	381	—
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2015, and 2014, GenOn recorded a net deferred tax asset of $2.5 billion and $2.8 billion, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on $2.5 billion and $2.8 billion of tax assets as of December 31, 2015, and 2014, respectively, thus a valuation allowance has been recorded.
In connection with the accounting for the NRG Merger, GenOn recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of net operating losses and other temporary differences. In addition, the excess of GenOn's historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed generated deferred tax assets and liabilities that were recorded on the acquisition date.
NOL carryforwards — At December 31, 2015, GenOn had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $664 million and state of $214 million. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before expiration commencing in 2032.
        Valuation allowance — As of December 31, 2015, GenOn's tax effected valuation allowance was $2.5 billion, relating primarily to federal and state loss carryforwards as well as differences between book and tax basis of PP&E.
Uncertain tax benefits
GenOn does not have any uncertain tax benefits.
GenOn recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2015, GenOn did not accrue interest. For the year ended December 31, 2014, GenOn accrued interest of $1 million. As of December 31, 2015 GenOn has no cumulative interest and penalties.
Tax jurisdictions — GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2010. With few exceptions, state and local income tax examinations are no longer open for years before 2009.

The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2015	2014
	(In millions)
Balance as of January 1	$2	$1
Increase due to prior year positions	—	1
Decrease due to prior year positions	(2)	—
Uncertain tax benefits as of December 31	$—	$2
GenOn Americas Generation
GenOn America's Generation is a wholly owned limited liability company, a disregarded entity, for federal and state income tax purposes. Therefore federal and state taxes are assessed at the parent level. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.
A reconciliation of GenOn Americas Generation's expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2015, 2014 and 2013, is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Income before income taxes	$116	$305	$59
Provision for income taxes based on U.S. federal statutory income tax rate	41	107	21
State and local income tax provision, net of federal income taxes	10	18	6
LLC income not subject to taxation	(51)	(115)	(48)
State rate change	—	(2)	21
Other	—	(8)	—
Income tax provision	$—	$—	$—
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
GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis for the years ended December 31, 2015, 2014, and 2013.

The following table presents the pro forma reconciliation of GenOn Americas Generation's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Income before income taxes	$116	$305	$59
Provision for income taxes based on U.S. federal statutory income tax rate	41	107	22
State and local income tax provision (benefit), net of federal income taxes	10	18	6
Change in deferred tax asset valuation allowance	(51)	(115)	(49)
State rate change	—	(2)	21
Other	—	(8)	—
Income tax provision	$—	$—	$—
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2015	2014
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$85	$85
Reserves	119	121
Loss carryforwards	3	14
Property and intangible assets	1,495	1,652
Out-of-market contracts fair value adjustment	47	34
Derivative contract assets and liabilities	166	—
Debt premium	28	38
Other, net	20	36
Subtotal	1,963	1,980
Valuation allowance	(1,963)	(1,824)
Net deferred tax assets	—	156
Deferred Tax Liabilities:
Investment in Projects	—	144
Derivative contract assets and liabilities	—	12
Net deferred tax liabilities	—	156
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2015, and 2014, GenOn Americas Generation recorded a net deferred tax asset of $2.0 billion and $1.8 billion, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Americas believes that it is more likely than not that a benefit will not be realized on $2.0 billion and $1.8 billion of tax assets as of December 31, 2015, and 2014, respectively, thus a valuation allowance has been recorded.
In connection with the accounting for the GenOn acquisition, GenOn Americas Generation recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed.
NOL carryforwards — At December 31, 2015, GenOn Americas Generation had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $3 million and state of $3 million. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn Americas Generation estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before expiration commencing in 2032.

        Valuation allowance — As of December 31, 2015, GenOn Americas Generation's tax effected valuation allowance was $2.0 billion, relating primarily to differences between book and tax basis of PP&E.
Taxes Receivable and Payable
        As of December 31, 2015, GenOn Americas Generation does not have a current tax receivable or payable.
Uncertain tax benefits
GenOn Americas Generation does not have any uncertain tax benefits.
GenOn Mid-Atlantic
The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Current provision (benefit):
Federal	$36	$82	$45
State	6	11	12
Deferred provision:
Federal	—	(5)	—
State	—	(1)	—
Total provision for income taxes	$42	$87	$57
The following table presents the pro forma reconciliation of GenOn Mid-Atlantic's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions, except percentages)
Income before income taxes	$104	$236	$128
Provision for income taxes based on U.S. federal statutory income tax rate	36	82	45
State and local income taxes	6	11	12
State rate change	—	(1)	—
Other, net	—	(5)	—
Income tax provision	$42	$87	$57

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2015	2014
	(In millions)
Deferred Tax Assets:
Reserves	$22	$24
Loss carryforwards on derivative contracts	218	218
Property and intangible assets	31	45
Out-of-market contracts fair value adjustment	77	88
Inventory reserves	38	37
Net deferred tax assets	386	412
Deferred Tax Liabilities:
Derivative contracts	305	336
Investment in projects	25	25
Net deferred tax liabilities	330	361
Net deferred taxes	$56	$51
Pro Forma Tax Uncertainties
GenOn Mid-Atlantic does not have any uncertain tax benefits.

Note 14 - Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the years ended December 31, 2015, and 2014, GenOn recorded costs related to these services of $184 million and $128 million, respectively, as general and administrative - affiliate.
Administrative Services Provided by NRG (GenOn Americas Generation and GenOn Mid-Atlantic)
NRG provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable.

The following costs were incurred under these arrangements:
GenOn Americas Generation

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	$3	$7	$9
Selling, general and administrative — affiliate	81	79	74
Total	$84	$86	$83
GenOn Mid-Atlantic

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$4	$6
Selling, general and administrative — affiliate	58	64	64
Total	$59	$68	$70
Credit Agreement with NRG (GenOn)
GenOn and NRG Americas are party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit.  At December 31, 2015, $278 million of letters of credit were outstanding under the NRG credit agreement for GenOn. Of this amount, $227 million were issued on behalf of GenOn Americas Generation, which includes $131 million issued on behalf of GenOn Mid-Atlantic. At December 31, 2015, no loans were outstanding under this credit agreement.  Certain of GenOn's subsidiaries, as guarantors, are subject to a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. The credit agreement is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt. The initial maturity of the credit agreement was December 2015. The agreement was amended in December 2015 to extend the maturity through December of 2018. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The notes are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings. At December 31, 2015 and 2014, GenOn Americas Generation had a net current notes receivable — affiliate from GenOn Energy Holdings of $331 million related to its intercompany cash management program. For the years ended December 31, 2015, 2014, and 2013, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at December 31, 2015, and 2014, GenOn Americas Generation had an accounts payable — affiliate of $41 million and an accounts receivable — affiliate of $118 million, respectively, with GenOn Energy Holdings.

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
Emission allowances purchased from GenOn Energy Management that were utilized during the years ended December 31, 2015, 2014, and 2013 were $27 million, $19 million, and $17 million, respectively, and are recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Operator of Leased Facilities (GenOn)
See Note 15, Commitments and Contingencies, for a discussion of the GenOn leased facilities (Conemaugh and Keystone) that GenOn also operates.

Note 15— Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Commitments
GenOn Mid-Atlantic Operating Leases
GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. GenOn Mid-Atlantic accounts for these leases as operating leases and recognizes rent expense on a straight-line basis over the lease term. Rent expense totaled $43 million, $43 million, and $41 million for the years ended December 31, 2015, 2014, and 2013 respectively, net of annual amortization of the out-of-market liability of $28 million. Rent expense is included in cost of operations. As of December 31, 2015 and 2014, GenOn Mid-Atlantic has paid $196 million and $157 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepaid rent and other current assets and other non-current assets on the consolidated balance sheets. Of these amounts, $71 million is included, for both 2015 and 2014, in prepaid rent and other current assets.
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
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2015, are as follows:

(In millions)
2016	$150
2017	144
2018	105
2019	139
2020	105
Thereafter	442
Total	$1,085

REMA Operating Leases (GenOn)
GenOn, through its subsidiary, REMA, leases a 100% interest in the Shawville generation facility through 2026, and expects to make payments under the Shawville lease through that date, and leases 16.45% and 16.67% interests in the Keystone and Conemaugh coal generation facilities, respectively, through 2034, and expects to make payments under the Keystone and Conemaugh leases through 2029 in accordance with the terms of the leases. At the expiration of these leases, there are several renewal options related to fair value. GenOn accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. Rent expense totaled $29 million, $29 million, and $28 million for the years ended December 31, 2015, 2014, and 2013, respectively, net of annual amortization of out-of-market liability of $11 million. Rent expense is included in cost of operations. GenOn has paid $61 million and $41 million of lease payments in excess of rent expense recognized, which is included in prepaid rent and other current assets and other non-current assets on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. Of these amounts, $41 million is included, for both 2015 and 2014, in prepaid rent and other current assets (prepayments for GenOn).
GenOn operates the Conemaugh and Keystone generating facilities under 5‑year agreements that initially expired in December 2015 and were renewed through December 2020. Under certain provisions and notifications, the agreements could be terminated annually with 1 year’s notice. GenOn is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, GenOn received fees of $11 million for each of the years ended December 31, 2015, 2014, and 2013.
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
Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2015, are as follows:

(In millions)
2016	$61
2017	63
2018	55
2019	65
2020	56
Thereafter	278
Total	$578
In May 2015, GenOn mothballed Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) with plans to return those units to service no later than the summer of 2016 using natural gas. Under the lease agreement for Shawville, GenOn's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws.

Other Operating Leases
The Registrants have commitments under other operating leases with various terms and expiration dates. Included in other operating leases is GenOn’s long-term lease for offices in Houston, Texas which expires in 2018. GenOn Mid-Atlantic has other operating leases which primarily relate to the Chalk Point generating facility. Rent expense for other operating leases is recorded to cost of operations or general and administrative, as applicable, based on the nature of the lease.
The Registrants’ rent expense associated with other operating leases was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
GenOn	$15	$12	$17
GenOn Americas Generation	$1	—	—
GenOn Mid-Atlantic	$1	—	—

Future minimum lease commitments under the Registrants’ other operating leases for the years ending after December 31, 2015, are as follows:

	GenOn(a)	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2016	$16	$3	$2
2017	14	2	2
2018	11	2	2
2019	3	2	2
2020	1	1	—
Thereafter	14	—	—
Total	$59	$10	$8

(a)	Amounts in the table exclude future sublease income of $13 million associated with GenOn’s long-term lease for its corporate headquarters in Houston, Texas.
Fuel and Commodity Transportation Commitments
The Registrants have commitments under coal agreements and commodity transportation contracts, primarily related to natural gas and coal, of various quantities and durations. At December 31, 2015, the maximum remaining term under any individual fuel supply contract is three years and any transportation contract is eight years.
As of December 31, 2015, the Registrants’ commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2016	$139	$55	$55
2017	88	13	13
2018	73	13	13
2019	1	—	—
2020	1	—	—
Thereafter	3	—	—
Total	$305	$81	$81
LTSA Commitments (GenOn)
LTSA commitments primarily relate to long-term service agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2037 to 2039 based on turbine usage.
As of December 31, 2015, GenOn's commitments under such outstanding agreements are estimated as follows:

GenOn
(In millions)
2016	$30
2017	13
2018	12
2019	26
2020	14
Thereafter	209
Total	$304

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
As of December 31, 2015, the Registrants’ other commitments are estimated as follows

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2016	$2	$2	$2
2017	3	3	3
2018	3	3	3
2019	3	3	3
2020	3	3	3
Thereafter	50	50	50
Total	$64	$64	$64
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
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the Court of Appeals reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted the Commerzbank Defendants' motion for summary judgment. On December 29, 2015, MC Asset Recovery filed a notice to appeal this ruling. If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in Mirant's bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.

Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision and the Supreme Court granted the petition. On April 21, 2015, the Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada. The case is proceeding in that court. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
In September 2012, the State of Nevada Supreme Court, which was handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs in the Nevada case filed a petition for a writ of certiorari to the U.S. Supreme Court. In June 2013, the Supreme Court denied the petition for a writ of certiorari, thereby ending one of the five lawsuits.
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
Potomac River Environmental Investigation — In March 2013, NRG Potomac River LLC received notice that the District of Columbia Department of Environment (now renamed the Department of Energy and Environment, or DOEE) was investigating potential discharges to the Potomac River originating from the Potomac River Generating facility site, a site where the generation facility is no longer in operation. In connection with that investigation, DOEE served a civil subpoena on NRG Potomac River LLC requesting information related to the site and potential discharges occurring from the site.  NRG Potomac River LLC provided various responsive materials.  In January 2016, DOEE advised NRG Potomac River that DOEE believed various environmental violations had occurred as a result of discharges DOEE believes occurred to the Potomac River from the Potomac River Generating facility site and as a result of associated failures to accurately or sufficiently report such discharges.  DOEE has indicated it believes that penalties are appropriate in light of the violations.  The Registrants are currently reviewing the information provided by DOEE.

Note 16 — Regulatory Matters (GenOn, GenOn Americas Generation, GenOn Mid-Atlantic)
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
National
U.S. Supreme Court Agrees to Consider the Constitutionality of Maryland's Generator Contracting Programs — On October 19, 2015, the U.S. Supreme Court agreed to hear a case challenging the constitutionality of certain state-directed procurements of new electric generating facilities. The case involves the authority of the Maryland Public Service Commission to direct load-serving utilities in the state to enter into long-term power purchase contracts with a generation developer to encourage the construction of new generation capacity in Maryland. The constitutionality of the long-term contracts was challenged in the U.S. District Court for the District of Maryland, which, in an October 24, 2013, decision, found that the contracts violated the Supremacy Clause of the U.S. Constitution because they were both conflict preempted and field preempted by the FPA and the authority that the FPA granted to FERC. On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court's decision. A case arising out of New Jersey and raising similar issues was decided by the U.S. Court of Appeals for the Third Circuit, which also determined that the state-mandated contracts were preempted. After the Supreme Court granted certiorari in the Maryland case, NRG filed a friend-of-the-court brief urging the Court to uphold the right of states to incentivize new generation by directing utilities in the state to enter into long-term contracts — but noted that FERC has both the authority and the statutory obligation to protect wholesale markets by requiring that bids in the wholesale markets reflect costs and by ensuring that uneconomic entry does not distort auction outcomes. The Supreme Court heard oral argument on February 24, 2016. The outcome of this litigation could have broad impacts on whether and how states require utilities to contract with new generation resources, as well as how such contracted resources interact with the FERC-jurisdictional wholesale markets.

U.S. Supreme Court Allows FERC to Retain Jurisdiction Over Demand Response — On January 25, 2016, the U.S. Supreme Court issued a 6-2 decision affirming FERC’s ability to exercise jurisdiction over demand response resources seeking to voluntarily participate in the wholesale markets. Additionally, the Supreme Court upheld FERC’s preferred scheme for pricing demand response in the energy market. This case arose out of a May 23, 2014, decision by the D.C. Circuit which vacated FERC’s rules (known as Order No. 745) that set the compensation level for demand response resources participating in the FERC-jurisdictional energy markets. The Court of Appeals had held that the FPA does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. With the Supreme Court’s decision, FERC will resume exercising jurisdiction over demand response, which the Registrants view as a positive for their wholesale business.
East
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties. NRG disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County has filed an appeal.
Note 17 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is facing new requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations.

The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio and Pennsylvania. The EPA is currently reviewing the decision. In December 2015, the EPA proposed the CSAPR Update Rule using the 2008 Ozone NAAQS, which would reduce the total amount of ozone season NOx as compared with the previously utilized 1997 Ozone NAAQS. If finalized, this proposal would reduce future NOx allocations and/or current banked allowances. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe their investment in pollution controls and cleaner technologies leave the fleet well positioned for compliance.
In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In November 2015, the EPA proposed a supplemental finding that including a consideration of cost does not alter the EPA's previous determination that it is appropriate and necessary to regulate air toxics, including mercury from power plants. In December 2015, the D.C. Circuit remanded the rule to the EPA without vacatur. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe that because they have already invested in pollution controls and cleaner technologies, their fleet is well positioned to comply with the MATS rule.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2015.
East
Maryland Environmental Regulations — In December 2014, MDE proposed a regulation regarding NOx emissions from coal-fired electric generating units, which had it been finalized would have required by 2020 the Registrants (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to either (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. In early 2015, the State of Maryland decided not to finalize the regulation as proposed. In November 2015, MDE finalized revised regulations to address future NOx reductions, which although more stringent than previous regulations, will not cause the Registrants to spend capital to comply. As a result of the new regulations, on February 29, 2016, the Registrants notified PJM that they were withdrawing the standing deactivation notices for Dickerson Units 1, 2 and 3 and Chalk Point Units 1 and 2.
For further discussion of these matters, refer to Note 15, Commitments and Contingencies – Contingencies.
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $68 million for GenOn, which includes $12 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $9 million for GenOn Mid-Atlantic. The majority of these costs will be expended by the end of 2016.

Note 18 — Guarantees (GenOn and GenOn Americas Generation)
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
The following table summarizes the maximum potential exposures that can be estimated for guarantees, indemnities, and other contingent liabilities by maturity:
GenOn

	By Remaining Maturity at December 31,					December 31,
	2015					2014
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$350	$—	$—	$—	$350	$319
Other guarantees	—	—	—	46	46	57
Total guarantees	$350	$—	$—	$46	$396	$376
GenOn Americas Generation

	By Remaining Maturity at December 31,					December 31,
	2015					2014
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$229	$—	$—	$—	$229	$180
Total guarantees	$229	$—	$—	$—	$229	$180
Letters of credit and surety bonds — As of December 31, 2015, GenOn and GenOn Americas Generation and their respective subsidiaries were contingently obligated for a total of $72 million and $2 million under surety bonds, respectively. In addition, GenOn had $278 million of letters of credit that were issued under the NRG credit agreement. See Note 14, Related Party Transactions. Of those letters of credit, $227 million were issued on behalf of GenOn Americas Generation's subsidiaries and $131 million were issued on behalf of GenOn Mid-Atlantic. Most of these letters of credit and surety bonds are issued in support of their obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Registrants to renew them on similar terms.
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

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Income/(Loss)	$—	$—	$—
Other Income/(Expense)
Equity in losses of consolidated subsidiaries	(98)	242	17
Other income/(expense), net	85	84	74
Gain on debt extinguishment	23	—	—
Interest expense	(128)	(129)	(140)
Total other income/(expense)	(118)	197	(49)
(Loss)/Income Before Income Taxes	(118)	197	(49)
Income tax expense/(benefit)	(3)	—	(6)
Net (Loss)/Income	$(115)	$197	$(43)
See notes to condensed financial statements.

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$226	$490
Notes receivable — affiliate	300	386
Taxes receivable and other current assets	254	214
Total current assets	780	1,090
Other Assets
Investment in subsidiaries	456	476
Notes receivable — affiliate	1,025	1,025
Total other assets	1,481	1,501
Total Assets	$2,261	$2,591

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accrued taxes	$1	$1
Accrued expenses and other current liabilities	31	39
Total current liabilities	32	40
Other Liabilities
Long-term debt	1,956	2,148
Other non-current liabilities	1	2
Total non-current liabilities	1,957	2,150
Total Liabilities	1,989	2,190
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2015 and 2014	—	—
Additional paid-in capital	325	325
(Accumulated deficit) / retained earnings	(37)	78
Accumulated other comprehensive loss	(16)	(2)
Total Stockholder's Equity	272	401
Total Liabilities and Stockholder's Equity	$2,261	$2,591
See notes to condensed financial statements.

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net cash used by operating activities	$(159)	$(165)	$491
Cash Flows from Investing Activities
Net cash from sale of Marsh Landing	—	—	175
Proceeds from sale of equity method investments	—	35	—
Net cash provided by investing activities	—	35	175
Cash Flows from Financing Activities
Payments of short and long-term debt	(105)	(1)	(575)
Net cash used by financing activities	(105)	(1)	(575)
Net (Decrease)/Increase in Cash and Cash Equivalents	(264)	(131)	91
Cash and Cash Equivalents at Beginning of Period	490	621	530
Cash and Cash Equivalents at End of Period	$226	$490	$621

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$176	$240	$138
Cash paid for income taxes (net of refunds received)	$—	$—	$—

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
Basis of Presentation
The condensed financial statements herein are the condensed financial statements and other financial information of GenOn Energy, Inc.
Equity in income/loss of affiliates consists of earnings of direct subsidiaries of GenOn Energy, Inc. (parent).
Cash Dividends Received
For the year ended December 31, 2015, 2014 and 2013, GenOn Energy, Inc. did not receive any cash dividends from its subsidiaries.

2.	Long-Term Debt
For a discussion of GenOn Energy, Inc.’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Energy, Inc. as of December 31, 2015 are:

(In millions)
2016	$—
2017	692
2018	649
2019	—
2020	489
Total	$1,830

3.	Commitments, Contingencies and Guarantees
See Note 13, Income Taxes and Note 15, Commitments and Contingencies to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Energy, Inc.’s contingencies.
As of December 31, 2015, GenOn Energy, Inc. had $46 million of guarantees, which are included in Note 18, Guarantees, to the Registrants’ consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON ENERGY, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2015, 2014, and 2013

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2015	$—	$—	$—	$(1)	(1)
Year Ended December 31, 2014	1	—	—	(1)	—
Year Ended December 31, 2013	4	—	—	(3)	1

Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2015	$2,779	$16	$—	$(331)	$2,464
Year Ended December 31, 2014	2,672	—	107	—	2,779
Year Ended December 31, 2013	2,324	—	348	—	2,672

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

Schedule I
GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
		(In millions)
Operating (Loss)/Income	$—	$—	$—
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	138	371	123
Gain on debt extinguishment	42	—	—
Interest expense	(64)	(66)	(64)
Total other income/(expense)	116	305	59
Income Before Income Taxes	116	305	59
Income tax expense	—	—	—
Net Income	$116	$305	$59
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Accounts receivable	$—	$2
Total current assets	—	2
Other Assets
Investment in subsidiaries	1,907	1,770
Total other assets	1,907	1,770
Total Assets	$1,907	$1,772

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable — affiliate	$199	$—
Note payable — affiliate	11	11
Accrued expenses and other current liabilities	13	16
Total current liabilities	223	27
Other Liabilities
Long-term debt	752	929
Total non-current liabilities	752	929
Total Liabilities	975	956
Commitments and Contingencies
Member's Equity
Member's interest	932	816
Total member's equity	932	816
Total Liabilities and Member's Equity	$1,907	$1,772
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net cash provided by operating activities	$128	$197	$217
Cash Flows from Investing Activities
Capitalized interest	(2)	(1)	(2)
Proceeds from sale of assets	—	50	—
Net cash used by investing activities	(2)	49	(2)
Cash Flows from Financing Activities
Capital contributions	—	74	70
Distributions to member	—	(320)	(285)
Payments of short and long-term debt	(126)	—	—
Net cash used by financing activities	(126)	(246)	(215)
Net Increase/(Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	76	74	$73
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
Cash Dividends and Distributions
For the years ended December 31, 2015, 2014, and 2013, GenOn Americas Generation, LLC, received cash dividends from its subsidiaries of $0 million, $320 million and $285 million. GenOn Americas Generation, subsequently made distributions in the same amount, through its parent company NRG Americas, Inc. to GenOn Energy Holdings, Inc., a subsidiary of GenOn.

2.	Long-Term Debt
For a discussion of GenOn Americas Generation, LLC’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Americas Generation, LLC as of December 31, 2015 are:

(In millions)
2021 and thereafter	695
Total	$695

3.	Commitments, Contingencies and Guarantees
See Note 15, Commitments and Contingencies, to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies.
At December 31, 2015, GenOn Americas Generation, LLC did not have any guarantees.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

For the Years Ended December 31, 2015, 2014, and 2013

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2015	$—	$—	$—	$—	$—
Year Ended December 31, 2014	1	—	—	(1)	—
Year Ended December 31, 2013	4	—	—	(3)	1

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

For the Years Ended December 31, 2015, 2014, and 2013

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2015	$2	$—	$—	$2	$4
Year Ended December 31, 2014	3	—	—	(1)	2
Year Ended December 31, 2013	4	—	—	(1)	3

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

GenOn Energy, Inc. Exhibit Index

Exhibit No.	Exhibit Name
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
4.2
Form of Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificates, dated at January 15, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A Amendment No. 8, Registration No. 333-48038)

4.3
Amendment No. 1 to Rights Agreement, by and between RRI Energy, Inc., JPMorgan Chase Bank, N.A., and Computershare Trust Company, N.A., dated at November 23, 2010 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2010)

4.4
Senior Indenture between Reliant Energy, Inc. and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.5
Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated at April 27, 2000 (Incorporated herein by reference to Exhibit 4.1 to the Orion Power Holdings, Inc. Registration Statement on Form S-1, Registration No. 333-44118 filed August 18, 2000)

4.6
Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, between Reliant Energy, Inc. and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.7
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 filed June 18, 2001)

4.8
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240)

4.9
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 8.50% Senior Note due 2021, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.10
Form of Sixth Supplemental Indenture from Mirant Americas Generation, LLC to Bankers Trust Company, dated at November 1, 2001, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10‑K filed February 27, 2009)

4.11
Seventh Supplemental Indenture from Mirant Americas Generation, LLC to Wells Fargo Bank, National Association, dated at January 3, 2006, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, LLC Quarterly Report on Form 10-Q filed May 14, 2007)

4.12	Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to the Mirant Mid‑Atlantic, LLC Registration Statement on Form S-4, Registration No. 333‑61668)
4.13	Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333‑61668)
4.14	Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333‑61668)
4.15(a)
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

4.16(a)
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

4.16(b)
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

4.17(b)
Schedule identifying substantially identical agreement to Participation Agreement (Incorporated herein by reference to Exhibit 4.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-6166 filed May 25, 2001)

4.18(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.18(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.19(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.19(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.20(a)
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

4.20(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.9(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.21(a)
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

4.21(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.10(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.22(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.22(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.11(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.23(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.23(b)
Schedule identifying substantially identical notes to Series A Lessor Notes (Incorporated herein by reference to Exhibit 4.12(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.24(a)
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

4.27(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement constituting Exhibit 4.36(a) (Incorporated herein by reference to Exhibit 4.17(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A, Registration No. 333-61668 filed July 3, 2001)

4.28
Senior Notes Indenture, relating to the 9.50% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010 (Incorporated by reference to Exhibit 4.4 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

4.29
Supplemental Indenture, relating to the 9.50% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by and among GenOn Escrow Corp., GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2010)

4.30
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
10.1.39
Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.1.38 (Incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.40
Guarantee by NRG Energy, Inc., as Guarantor, in favor of Reliant Energy, Inc., dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.84 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.1.41(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.41(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.42(a) (Incorporated herein by reference to Exhibit 10.21(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.42(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.42(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.43(a)  (Incorporated herein by reference to Exhibit 10.22(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 May 25, 2001)

10.1.43
Purchase Agreement by and among RRI Energy, Inc., Mirant Corporation, GenOn Escrow Corp. and J.P. Morgan Securities LLC, as representative of the several initial purchasers, dated at September 20, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

10.1.44(a)
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012 (Incorporated by reference to Exhibit 10.1.51 to the Registrant's Annual Report on Form 10-K filed February 27, 2013)

10.1.44(b)*
Amendment No. 1 to Revolving Credit Agreement by and among GenOn Energy, Inc., NRG Americas, Inc. (f/k/a GenOn Americas, Inc.), the subsidiary guarantors thereto and NRG Energy, Inc., dated as of December 13, 2015.

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

4.4
Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC, to Bankers Trust Company as trustee, dated at November 1, 2001 relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10-K filed February 27, 2009)

4.5
Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC, to Wells Fargo Bank National Association as successor indenture trustee, dated at January 3, 2006 relating to indenture dated May 1, 2001(Incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

4.6
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

10.5
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

GENON ENERGY, INC. (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 29, 2016

GENON ENERGY, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ MAURICIO GUTIERREZ	President and Chief Executive Officer and Director
	Mauricio Gutierrez	of GenOn Energy, Inc. (Principal Executive Officer)
Date:	February 29, 2016

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	of GenOn Energy, Inc. (Principal Financial Officer)
Date:	February 29, 2016

	/s/ DAVID CALLEN	Senior Vice President and Chief Accounting Officer
	David Callen	of GenOn Energy, Inc. (Principal Accounting Officer)
Date:	February 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 29, 2016

GENON AMERICAS GENERATION, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ MAURICIO GUTIERREZ	President and Chief Executive Officer and Manager
	Mauricio Gutierrez	of GenOn Americas Generation, LLC
Date:	February 29, 2016	(Principal Executive Officer)

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	and Manager of GenOn Americas Generation, LLC
Date:	February 29, 2016	(Principal Financial Officer)

	/s/ DAVID CALLEN	Senior Vice President and Chief Accounting Officer
	David Callen	of GenOn Americas Generation, LLC
Date:	February 29, 2016	(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 29, 2016

GENON MID-ATLANTIC, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ MAURICIO GUTIERREZ	President and Chief Executive Officer and Manager
	Mauricio Gutierrez	of GenOn Mid-Atlantic, LLC
Date:	February 29, 2016	(Principal Executive Officer)

	/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer
	Kirkland B. Andrews	and Manager of GenOn Mid-Atlantic, LLC
Date:	February 29, 2016	(Principal Financial Officer)

	/s/ DAVID CALLEN	Senior Vice President and Chief Accounting Officer
	David Callen	of GenOn Mid-Atlantic, LLC
Date:	February 29, 2016	(Principal Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.