Form 10-Q
period 2016-03-31
GenOn Energy, Inc.; GENON AMERICAS GENERATION LLC; GENON MID-ATLANTIC, LLC
filed 2016-05-05
CIK 1126294, 1140761, 1138258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2016

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2015, and the following:

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

•	The Registrants’ ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of CO2 and other GHG emissions;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants' generation units for all of their costs;

•	The Registrants' ability to mitigate forced outage risk as they become subject to capacity performance in PJM and new performance incentives in ISO-NE.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2015 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2015
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of sales
EGU	Electric Generating Unit
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FPA	Federal Power Act
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
ICAP	New York Installed Capacity
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.

Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Chalk Point	NRG Chalk Point LLC
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/(Loss)
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPM	Parts Per Million
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction Control System
Securities Act	The Securities Act of 1933, as amended
Seward	The Seward Power Generation Plant
Shelby	The Shelby County Generating Station
SO2	Sulfur Dioxide
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$574	$752
Operating revenues — affiliate	5	5
Total operating revenues	579	757
Operating Costs and Expenses
Cost of operations	327	524
Cost of operations — affiliate	45	89
Depreciation and amortization	47	56
General and administrative	2	1
General and administrative — affiliate	46	49
Total operating costs and expenses	467	719
Gain on sale of assets	32	—
Operating Income	144	38
Other Income/(Expense)
Other income, net	1	3
Interest expense	(42)	(50)
Interest expense — affiliate	(3)	(3)
Total other expense	(44)	(50)
Income/(Loss) Before Income Taxes	100	(12)
Income tax benefit	(1)	(1)
Net Income/(Loss)	$101	$(11)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Net Income/(Loss)	$101	$(11)
Other Comprehensive Income/(Loss), net of tax of $0:
Defined benefit plans	—	(1)
Other comprehensive income/(loss)	—	(1)
Comprehensive Income/(Loss)	$101	$(12)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$918	$665
Funds deposited by counterparties	66	51
Accounts receivable — trade	108	97
Inventory	394	448
Derivative instruments	558	544
Derivative instruments — affiliate	27	30
Cash collateral paid in support of energy risk management activities	75	48
Prepaid rent and other current assets	148	139
Current assets held-for-sale	—	6
Total current assets	2,294	2,028
Property, plant and equipment, net of accumulated depreciation of $639 and $614	2,901	2,831
Other Assets
Intangible assets, net of accumulated amortization of $51 and $40	70	74
Derivative instruments	238	154
Derivative instruments — affiliate	1	1
Other non-current assets	195	253
Non-current assets held-for-sale	—	105
Total other assets	504	587
Total Assets	$5,699	$5,446
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$4	$4
Accounts payable	127	112
Accounts payable — affiliate	75	71
Derivative instruments	537	465
Derivative instruments — affiliate	6	10
Cash collateral received in support of energy risk management activities	66	51
Accrued expenses and other current liabilities	239	201
Current liabilities held-for-sale	—	2
Total current liabilities	1,054	916
Other Liabilities
Long-term debt and capital leases	2,748	2,762
Derivative instruments	147	102
Derivative instruments — affiliate	14	14
Out-of-market contracts	874	892
Other non-current liabilities	489	484
Non-current liabilities held-for-sale	—	4
Total non-current liabilities	4,272	4,258
Total Liabilities	5,326	5,174
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	325	325
Retained earnings	64	(37)
Accumulated other comprehensive loss	(16)	(16)
Total Stockholder's Equity	373	272
Total Liabilities and Stockholder's Equity	$5,699	$5,446

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$101	$(11)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	47	56
Amortization of debt premiums	(13)	(15)
Amortization of out-of-market contracts and emission allowances	(18)	(3)
Gain on sale of asset	(32)	—
Changes in derivative instruments	18	144
Changes in collateral deposits supporting energy risk management activities	(27)	(62)
Proceeds from sale of emission allowances	36	—
Changes in other working capital	95	141
Net Cash Provided by Operating Activities	207	250
Cash Flows from Investing Activities
Capital expenditures	(73)	(44)
Proceeds from sale of assets, net of cash disposed of	120	—
Net Cash Provided/(Used) by Investing Activities	47	(44)
Cash Flows from Financing Activities
Payments for short and long-term debt	(1)	(1)
Net Cash Used by Financing Activities	(1)	(1)
Net Increase in Cash and Cash Equivalents	253	205
Cash and Cash Equivalents at Beginning of Period	665	920
Cash and Cash Equivalents at End of Period	$918	$1,125

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$504	$703
Operating revenues — affiliate	(16)	23
Total operating revenues	488	726
Operating Costs and Expenses
Cost of operations	183	323
Cost of operations — affiliate	195	354
Depreciation and amortization	19	17
General and administrative — affiliate	21	21
Total operating costs and expenses	418	715
Gain on sale of assets	3	—
Operating Income	73	11
Other Expense
Interest expense	(13)	(16)
Interest expense — affiliate	(2)	(2)
Total other expense	(15)	(18)
Income/(Loss) Before Income Taxes	58	(7)
Income tax	—	—
Net Income/(Loss)	$58	$(7)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$361	$246
Funds deposited by counterparties	66	51
Accounts receivable — trade	96	86
Note receivable — affiliate	331	331
Inventory	257	289
Derivative instruments	558	545
Derivative instruments — affiliate	354	316
Cash collateral paid in support of energy risk management activities	73	39
Prepaid rent and other current assets	80	84
Total current assets	2,176	1,987
Property, plant and equipment, net of accumulated depreciation of $241 and $244	1,113	1,116
Other Assets
Intangible assets, net of accumulated amortization of $50 and $40	70	73
Derivative instruments	237	154
Derivative instruments — affiliate	113	81
Other non-current assets	113	131
Total other assets	533	439
Total Assets	$3,822	$3,542
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$58	$48
Accounts payable — affiliate	73	109
Derivative instruments	537	465
Derivative instruments — affiliate	305	272
Cash collateral received in support of energy risk management activities	66	51
Accrued expenses and other current liabilities	117	104
Total current liabilities	1,156	1,049
Other Liabilities
Long-term debt and capital leases	750	752
Derivative instruments	147	102
Derivative instruments — affiliate	146	80
Out-of-market contracts	513	520
Other non-current liabilities	120	107
Total non-current liabilities	1,676	1,561
Total Liabilities	2,832	2,610
Commitments and Contingencies
Member’s Equity
Member’s interest	990	932
Total Member’s Equity	990	932
Total Liabilities and Member’s Equity	$3,822	$3,542

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$58	$(7)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	19	17
Amortization of debt premiums	(2)	(2)
Amortization of out-of-market contracts and emission allowances	(7)	9
Gain on sale of assets	(3)	—
Changes in derivative instruments	50	113
Changes in collateral deposits supporting energy risk management activities	(34)	(62)
Changes in other working capital	40	89
Net Cash Provided by Operating Activities	121	157
Cash Flows from Investing Activities
Capital expenditures	(8)	(15)
Proceeds from sale of assets	2	—
Net Cash Used by Investing Activities	(6)	(15)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(1)
Net Cash Used by Financing Activities	—	(1)
Net Increase in Cash and Cash Equivalents	115	141
Cash and Cash Equivalents at Beginning of Period	246	103
Cash and Cash Equivalents at End of Period	$361	$244

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$—	$5
Operating revenues — affiliate	233	271
Total operating revenues	233	276
Operating Costs and Expenses
Cost of operations	140	164
Cost of operations — affiliate	20	57
Depreciation and amortization	15	16
General and administrative — affiliate	15	15
Total operating costs and expenses	190	252
Operating Income	43	24
Other Expense
Interest expense — affiliate	—	(1)
Total other expense	—	(1)
Income Before Income Taxes	43	23
Income tax	—	—
Net Income	$43	$23

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$428	$299
Accounts receivable — trade	3	2
Accounts receivable — affiliate	13	—
Inventory	139	172
Derivative instruments — affiliate	258	269
Prepaid rent and other current assets	76	79
Total current assets	917	821
Property, plant and equipment, net of accumulated depreciation of $192 and $200	924	925
Other Assets
Intangible assets, net of accumulated amortization of $29 and $0	10	13
Derivative instruments — affiliate	99	83
Other non-current assets	107	125
Total other assets	216	221
Total Assets	$2,057	$1,967
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$29	$21
Accounts payable — affiliate	—	8
Derivative instruments — affiliate	192	163
Accrued expenses and other current liabilities	78	75
Total current liabilities	299	267
Other Liabilities
Derivative instruments — affiliate	43	32
Out-of-market contracts	513	520
Other non-current liabilities	61	50
Total non-current liabilities	617	602
Total Liabilities	916	869
Commitments and Contingencies
Member’s Equity
Member’s interest	1,141	1,098
Total Member’s Equity	1,141	1,098
Total Liabilities and Member’s Equity	$2,057	$1,967

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income	$43	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	16
Amortization of out-of-market contracts and emission allowances	(7)	17
Changes in derivative instruments	35	50
Changes in other working capital	50	21
Net Cash Provided by Operating Activities	136	127
Cash Flows from Investing Activities
Capital expenditures	(7)	(8)
Net Cash Used by Investing Activities	(7)	(8)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(1)
Net Cash Used by Financing Activities	—	(1)
Net Increase in Cash and Cash Equivalents	129	118
Cash and Cash Equivalents at Beginning of Period	299	157
Cash and Cash Equivalents at End of Period	$428	$275

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 16,876 MW of net electric generating capacity located in the U.S. In the first quarter of 2016, GenOn completed the sales of the Seward and Shelby facilities resulting in a net decrease in operating generation capacity of 877 MW from December 31, 2015.
GenOn Americas Generation is a wholesale power generator with approximately 7,985 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 16,876 MW of net electric generating capacity of GenOn.
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
This is a combined quarterly report of the Registrants for the quarter ended March 31, 2016. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements in the Registrants' 2015 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of March 31, 2016, and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2016, and 2015.
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

Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Recent Accounting Developments (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02. The amendments of ASU 2016-02 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common leasing standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting. The guidance in ASU No. 2016-02 provides that a lessee that may have previously accounted for a lease as an operating lease under current U.S. GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, ASU 2016-02 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU 2016-02 is required to be applied using a modified retrospective approach for the earliest period presented and early adoption is permitted. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
ASU 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01. The amendments of ASU No. 2016-01 eliminate available-for-sale classification of equity investments and require that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be generally measured at fair value with changes in fair value recognized in net income.  Further, the amendments require that financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset.  The guidance in ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the IASB, to develop a common revenue standard for U.S. GAAP and IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. In August 2015, the FASB issued ASU 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), or ASU 2016-08. The amendments of ASU 2016-08 clarify how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), or ASU 2016-10. The amendments of ASU 2016-10 provide further clarification on contract revenue recognition as updated by ASU 2014-09, specifically related to the identification of separately identifiable performance obligations and the implementation of licensing contracts. The Registrants are currently evaluating the impact of these standards on the Registrants' results of operations, cash flows and financial position.
Note 3 — Dispositions (GenOn)
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Robindale Energy Services, Inc. to sell 100% of its interest in Seward Generation, LLC, or Seward, for cash consideration of $75 million. Seward owns a 525 MW coal-fired facility in Pennsylvania. At December 31, 2015, GenOn had $5 million of current assets, $83 million of non-current assets, $1 million of current liabilities and $4 million of non-current liabilities classified as held for sale for Seward on its balance sheet. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments and up to $2.5 million in payments contingent upon future environmental testing. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.

Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with Rockland Power Partners II, LP to sell 100% of its interest in the Shelby County Energy Center, LLC, or Shelby for cash consideration of $46 million. Shelby owns a 352 MW natural gas-fired facility located in Illinois. At December 31, 2015, GenOn had $1 million of current assets, $22 million of non-current assets, and $1 million of current liabilities classified as held for sale for Shelby on its balance sheet. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million and resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement.
Note 4 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2015 Form 10-K.
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, and cash collateral paid and received in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$2,750	$1,792	$2,764	$2,043
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
GenOn Americas Generation

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$750	$436	$752	$500
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$169	$652	$3	$824
Derivative liabilities:
Commodity contracts	$159	$528	$17	$704
Other assets (b)	$11	$—	$—	$11
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$192	$535	$2	$729
Derivative liabilities:
Commodity contracts	$157	$420	$14	$591
Other assets (b)	$14	$—	$—	$14
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

The following table reconciles, for the three months ended March 31, 2016, and 2015, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2016	2015
	Derivatives (a)
	(In millions)
Beginning balance	$(12)	$33
Total losses included in earnings — realized/unrealized	(2)	(13)
Purchases	—	(4)
Ending balance	$(14)	$16
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$(6)	$(7)
(a) Consists of derivative assets and liabilities, net.
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$261	$982	$19	$1,262
Derivative liabilities:
Commodity contracts	$170	$948	$17	$1,135
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$285	$796	$15	$1,096
Derivative liabilities:
Commodity contracts	$170	$735	$14	$919
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.

The following table reconciles, for the three months ended March 31, 2016, and 2015, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2016	2015
	Derivatives (a)
	(In millions)
Beginning balance	$1	$20
Total gains/(losses) included in earnings — realized/unrealized	1	(1)
Purchases	—	(3)
Ending balance	$2	$16
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$—	$(1)
(a) Consists of derivative assets and liabilities, net.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$155	$200	$2	$357
Derivative liabilities:
Commodity contracts	$60	$175	$—	$235
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$175	$175	$2	$352
Derivative liabilities:
Commodity contracts	$58	$137	$—	$195
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.

The following table reconciles, for the three months ended March 31, 2016, and 2015, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2016	2015
	Derivatives (a)
	(In millions)
Beginning balance	$2	$20
Total losses included in earnings — realized/unrealized	—	(1)
Purchases	—	(3)
Ending balance	$2	$16
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$—	$(1)
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2016, contracts valued with prices provided by models and other valuation techniques make up less than 1% of GenOn's derivative assets and 2% of GenOn's derivative liabilities, 2% of GenOn Americas Generation’s derivative assets and 1% of GenOn Americas Generation's derivative liabilities and less than 1% of GenOn Mid-Atlantic’s derivative assets and less than 1% of GenOn Mid-Atlantic's derivative liabilities.
The Registrants' significant positions classified as Level 3 include financial power and physical coal executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid power and coal location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, the Registrants use the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of March 31, 2016 and December 31, 2015:
GenOn

	Significant Unobservable Inputs
	March 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$24	$65	$41
Coal Contracts	—	15	Discounted Cash Flow	Forward Market Price (per ton)	28	41	33
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$3	$17

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	—	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$2	$14
GenOn Americas Generation

	Significant Unobservable Inputs
	March 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$24	$65	$41
Coal Contracts	14	15	Discounted Cash Flow	Forward Market Price (per ton)	28	41	33
FTRs	3	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$19	$17

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	12	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$15	$14
GenOn Mid-Atlantic

Significant Unobservable Inputs
March 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$24	$65	$41
	$2	$—

Significant Unobservable Inputs
December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
	$2	$—
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2016, and December 31, 2015:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power/Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power/Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a non-performance/credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants' net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants' liabilities or that a market participant would be willing to pay for the Registrants' assets. The Registrants' (non-performance)/credit reserves were as follows:

	As of March 31, 2016	As of December 31, 2015
	(In millions)
GenOn	$(1)	$(1)
GenOn Americas Generation	(1)	—
GenOn Mid-Atlantic	3	4
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Registrants' 2015 Form 10-K, the following is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2015 Form 10-K. As of March 31, 2016, GenOn's counterparty credit exposure was $336 million and GenOn held $33 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $306 million. Approximately 87% of GenOn's exposure before collateral is expected to roll off by the end of 2017. As of March 31, 2016, GenOn Americas Generation’s counterparty credit exposure was $321 million and GenOn Americas Generation held $33 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $291 million. Approximately 91% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2017. As of March 31, 2016, GenOn Mid-Atlantic had no counterparty credit exposure. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Financial institutions	66%	69%	—%
Utilities, energy merchants, marketers and other	20	16	—
ISOs	14	15	—
Total as of March 31, 2016	100%	100%	—%

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	99%	100%	—%
Below investment grade	1	—	—
Total as of March 31, 2016	100%	100%	—%
(a) Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $274 million, $274 million and $0 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2015 Form 10-K.
Energy-Related Commodities (GenOn)
As of March 31, 2016, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of March 31, 2016, and December 31, 2015. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015
Commodity	Units	(In millions)
Emissions	Short Ton	1	—	1	—	1	—
Coal	Short Ton	6	7	3	3	3	3
Natural Gas	MMBtu	194	191	22	2	10	(10)
Power	MWh	(44)	(49)	(17)	(20)	(15)	(18)
The change in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$585	$574	$543	$475
Commodity contracts long-term	239	155	161	116
Total Derivatives Not Designated as Cash Flow Hedges	$824	$729	$704	$591

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$912	$861	$842	$737
Commodity contracts long-term	350	235	293	182
Total Derivatives Not Designated as Cash Flow Hedges	$1,262	$1,096	$1,135	$919
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$258	$269	$192	$163
Commodity contracts long-term	99	83	43	32
Total Derivatives Not Designated as Cash Flow Hedges	$357	$352	$235	$195
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$796	$(588)	$(66)	$142
Derivative assets - affiliate	28	(20)	—	8
Derivative liabilities	(684)	588	3	(93)
Derivative liabilities - affiliate	(20)	20	—	—
Total derivative instruments	$120	$—	$(63)	$57

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$698	$(485)	$(51)	$162
Derivative assets - affiliate	31	(24)	—	7
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities - affiliate	(24)	24	—	—
Total derivative instruments	$138	$—	$(51)	$87

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$795	$(588)	$(66)	$141
Derivative assets - affiliate	467	(450)	—	17
Derivative liabilities	(684)	588	3	(93)
Derivative liabilities - affiliate	(451)	450	—	(1)
Total derivative instruments	$127	$—	$(63)	$64

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$699	$(485)	$(51)	$163
Derivative assets - affiliate	397	(352)	—	45
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities - affiliate	(352)	352	—	—
Total derivative instruments	$177	$—	$(51)	$126
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2016	(In millions)
Commodity contracts:
Derivative assets - affiliate	$357	$(235)	$—	$122
Derivative liabilities - affiliate	(235)	235	—	—
Total derivative instruments	$122	$—	$—	$122

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets - affiliate	$352	$(195)	$—	$157
Derivative liabilities - affiliate	(195)	195	—	—
Total derivative instruments	$157	$—	$—	$157
Impact of Derivative Instruments on the Statements of Operations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended March 31,
(In millions)	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(70)	$(86)
Net unrealized gains/(losses) on open positions related to economic hedges	44	(62)
Total unrealized losses	$(26)	$(148)

	Three months ended March 31,
(In millions)	2016	2015
Revenue from operations — energy commodities	$(27)	$(99)
Cost of operations	1	(49)
Total impact to statements of operations	$(26)	$(148)
 GenOn Americas Generation

	Three months ended March 31,
(In millions)	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(67)	$(95)
Net unrealized gains/(losses) on open positions related to economic hedges	13	(22)
Total unrealized losses	$(54)	$(117)

	Three months ended March 31,
(In millions)	2016	2015
Revenue from operations — energy commodities	$(56)	$(86)
Cost of operations	2	(31)
Total impact to statements of operations	$(54)	$(117)

GenOn Mid-Atlantic

	Three months ended March 31,
(In millions)	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(52)	$(27)
Net unrealized gains/(losses) on open positions related to economic hedges	12	(28)
Total unrealized losses	$(40)	$(55)

	Three months ended March 31,
(In millions)	2016	2015
Revenue from operations — energy commodities	$(36)	$(24)
Cost of operations	(4)	(31)
Total impact to statements of operations	$(40)	$(55)
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of March 31, 2016, was $41 million for GenOn and GenOn Americas Generation. As of March 31, 2016, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. In addition, GenOn and GenOn Americas Generation are parties to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due, which was $1 million for GenOn and GenOn Americas Generation as of March 31, 2016. As of March 31, 2016, GenOn Mid-Atlantic is not party to certain marginable agreements under which they have net liability positions, but the counterparties have not called for collateral due.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 —Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	March 31, 2016	December 31, 2015	March 31, 2016 interest rate %

GenOn Americas Generation:
Senior unsecured notes, due 2021	$396	$398	8.500
Senior unsecured notes, due 2031	354	354	9.125
Subtotal GenOn Americas Generation	750	752
GenOn Energy:
Senior unsecured notes, due 2017	711	714	7.875
Senior unsecured notes, due 2018	703	708	9.500
Senior unsecured notes, due 2020	531	534	9.875
Other liability (a)	55	56
GenOn capital lease	2	2
Subtotal GenOn Energy	2,002	2,014
Subtotal	2,752	2,766
Less current maturities	4	4
Total long-term debt and capital leases	$2,748	$2,762
(a)    The Long Term Service Agreement for the Hunterstown facility is accounted for as a debt financing liability in accordance with U.S. GAAP.

Long-term debt includes the following premiums:

(In millions)	March 31, 2016	December 31, 2015

GenOn Americas Generation:
Senior unsecured notes, due 2021	$30	$32
Senior unsecured notes, due 2031	25	25
GenOn Energy:
Senior unsecured notes, due 2017	20	23
Senior unsecured notes, due 2018	54	59
Senior unsecured notes, due 2020	41	44
Total premium	$170	$183

On March 21, 2016, GenOn's corporate credit rating was lowered by Moody's from B3 to Caa2. In addition, Moody's also lowered the issue ratings on the GenOn senior notes from B3 to Caa2 and the GenOn Americas Generation senior notes from Caa1 to Caa2.
Note 7 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2016	2015
Income/(loss) before income taxes	$100	$(12)
Income tax benefit	(1)	(1)
Effective tax rate	(1.0)%	8.3%
For the three months ended March 31, 2016, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the three months ended March 31, 2015, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three months ended March 31, 2016 and 2015 were $0. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three months ended March 31, 2016 and 2015 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three months ended March 31, 2016 and 2015. The pro forma income tax provision attributable to income before taxes is a tax expense of $18 million and $8 million during the three months ended March 31, 2016 and 2015, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $38 million and $56 million as of March 31, 2016 and December 31, 2015, respectively, as no valuation allowance is required on the net deferred tax asset.

Note 8 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three months ended March 31, 2016, and 2015, GenOn recorded costs related to these services of $46 million and $49 million, respectively, as general and administrative — affiliate.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended March 31,
	2016	2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$—
General and administrative — affiliate	21	21
Total	$22	$21
GenOn Mid-Atlantic

	Three months ended March 31,
	2016	2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$—
General and administrative — affiliate	15	15
Total	$16	$15

Credit Agreement with NRG (GenOn)
GenOn and NRG Americas are party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At March 31, 2016, and December 31, 2015, $276 million and $278 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $200 million and $227 million, respectively, were issued on behalf of GenOn Americas Generation, which includes $129 million and $131 million issued on behalf of GenOn Mid-Atlantic as of March 31, 2016, and December 31, 2015, respectively. At March 31, 2016, and December 31, 2015, no loans were outstanding under this credit agreement.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. The credit agreement is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt and matures in December of 2018. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default. As of March 31, 2016, GenOn was in compliance with covenants under the credit agreement with NRG. In April 2016, in connection with the ratings downgrades described in Note 6, Debt and Capital Leases, certain of GenOn's counterparties will require the posting of additional collateral, which will require additional letters of credit to be issued under the credit agreement with NRG.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At March 31, 2016, and December 31, 2015, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $331 million related to its intercompany cash management program. For the three months ended March 31, 2016, and 2015, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at March 31, 2016, and December 31, 2015, GenOn Americas Generation had an accounts payable — affiliate of $31 million and $41 million, respectively, with GenOn Energy Holdings.
Note 9 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 15, Commitment and Contingencies, to the Registrants' 2015 Form 10-K.
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

Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the Court of Appeals reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment.
Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision and the Supreme Court granted the petition. On April 21, 2015, the Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. On May 20, 2016, the U.S. District Court for the District of Nevada will hear argument on the defendants' motion for summary judgment in one of the Kansas cases. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic — On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson generating facilities, threatening to sue within 60 days if the generating facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the CWA and Maryland environmental laws related to water. NRG Chalk Point and GenOn Mid-Atlantic are in discussions to resolve the matter and expect to pay a penalty in excess of $100,000. NRG Chalk Point and GenOn Mid-Atlantic do not expect the resolution of this matter to have a material impact on the Registrants' consolidated financial position, results of operations or cash flows.
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

Potomac River Environmental Investigation — In March 2013, NRG Potomac River LLC received notice that the District of Columbia Department of Environment (now renamed the Department of Energy and Environment, or DOEE) was investigating potential discharges to the Potomac River originating from the Potomac River Generating facility site, a site where the generation facility is no longer in operation. In connection with that investigation, DOEE served a civil subpoena on NRG Potomac River LLC requesting information related to the site and potential discharges occurring from the site.  NRG Potomac River LLC provided various responsive materials.  In January 2016, DOEE advised NRG Potomac River LLC that DOEE believed various environmental violations had occurred as a result of discharges DOEE believes occurred to the Potomac River from the Potomac River Generating facility site and as a result of associated failures to accurately or sufficiently report such discharges.  DOEE has indicated it believes that penalties are appropriate in light of the violations.  The Registrants are currently reviewing the information provided by DOEE.
Note 10 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 16, Regulatory Matters, to the Registrants' 2015 Form 10-K.
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
National
U.S. Supreme Court’s Decision Regarding Maryland's Generator Contracting Programs — On April 19, 2016, the U.S. Supreme Court issued its decision in Hughes v. Talen Energy Marketing, the case concerning Maryland’s program to provide subsidies, through state-mandate contracts, to new generation in the state.  The Court held that Maryland’s program is invalid and is preempted by the Supremacy Clause of the U.S. Constitution because it sets an interstate wholesale rate for power, thereby intruding on FERC’s exclusive authority under the FPA.  The Court focused on the Maryland program’s requirement that generation participating in the program clear the market in the FERC-jurisdictional auction, and also that the contracts entered into under the Maryland program did not transfer ownership of capacity from one party to another outside the auction.  The Court emphasized that its holding was limited, and that it was not addressing the permissibility of many types of measures states might use to encourage new or clean generation, such as tax incentives, land grants, direct subsidies, or other types of measures.

Due to the narrow holding and how the Court addressed the factors and interests at issue in this case, state programs that encourage new or clean generation and that do not condition payment of funds on capacity clearing a FERC-jurisdictional auction should not be affected by the Court’s ruling.  In addition, projects already built pursuant to comparable state programs should not be affected by the Hughes decision.  The Registrants anticipate that there will be considerable litigation in the coming years over the meaning and application of the decision.

East
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties. NRG disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County has filed an appeal and briefing is underway.

Note 11 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 17, Environmental Matters, to the Registrants' 2015 Form 10-K.
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
In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe that because they have already invested in pollution controls and cleaner technologies, their fleet is well positioned to comply with the MATS rule.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of March 31, 2016.

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
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $66 million for GenOn, which includes $11 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $9 million for GenOn Mid-Atlantic. The majority of these costs will be expended by the end of 2016.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2016, and 2015. Also, refer to the Registrants' 2015 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of March 31, 2016, by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (a)	10,411	4,118	1,942
Coal (b)(c)	4,618	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	16,876	7,985	4,683

(a)	GenOn's natural gas generation portfolio does not include 352 MW related to Shelby, which was sold on March 1, 2016.

(b)	GenOn’s coal generation portfolio does not include 597 MW related to Shawville, which was mothballed on May 31, 2015 with plans to return to service with a natural gas addition in Fall 2016.

(c)	GenOn's coal generation portfolio does not include 525 MW related to Seward, which was sold on February 2, 2016.

Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2015 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 10, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
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
National
U.S. Supreme Court’s Decision Regarding Maryland's Generator Contracting Programs — On April 19, 2016, the U.S. Supreme Court issued its decision in Hughes v. Talen Energy Marketing, the case concerning Maryland’s program to provide subsidies, through state-mandate contracts, to new generation in the state.  The Court held that Maryland’s program is invalid and is preempted by the Supremacy Clause of the U.S. Constitution because it sets an interstate wholesale rate for power, thereby intruding on FERC’s exclusive authority under the FPA.  The Court focused on the Maryland program’s requirement that generation participating in the program clear the market in the FERC-jurisdictional auction, and also that the contracts entered into under the Maryland program did not transfer ownership of capacity from one party to another outside the auction.  The Court emphasized that its holding was limited, and that it was not addressing the permissibility of many types of measures states might use to encourage new or clean generation, such as tax incentives, land grants, direct subsidies, or other types of measures.

Due to the narrow holding and how the Court addressed the factors and interests at issue in this case, state programs that encourage new or clean generation and that do not condition payment of funds on capacity clearing a FERC-jurisdictional auction should not be affected by the Court’s ruling.  In addition, projects already built pursuant to comparable state programs should not be affected by the Hughes decision.  The Registrants anticipate that there will be considerable litigation in the coming years over the meaning and application of the decision.

East
PJM
AEP and FirstEnergy Ohio Contracts — On March 31, 2016, the Public Utility Commission of Ohio approved  two settlements allowing AEP and FirstEnergy to recover costs associated with contracts between their regulated and un-regulated affiliates via a non-bypassable “retail rate rider” that will apply to all retail customers in Ohio.  In anticipation of the approval of the contracts, NRG, along with other companies, participated in three separate complaints at FERC, two questioning whether AEP and FirstEnergy have the regulatory approvals necessary to enter into above-market contracts with their generation affiliates without further FERC review, and one alleging that PJM’s tariff is unjust and unreasonable because it does not include provisions to prevent the artificial suppression of prices caused by state approved out-of-market payments.  On April 27, 2016, FERC granted the complaints against AEP and FirstEnergy, and required AEP and FirstEnergy to file the Ohio PPAs with FERC for further review.  The second complaint against PJM regarding bidding rules remains pending. Additionally, on May 2, 2016, FirstEnergy filed an administrative appeal before the Public Utility Commission of Ohio proposing an alternative contract structure, which NRG also opposes.
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
On April 15, 2016, ISO-NE submitted its compliance filing, which includes revisions to its system-wide demand curve by proposing a convex curve with a transition curve for up to three forward capacity auctions.  NRG intends to protest the price suppression caused by ISO-NE’s compliance filing. The ultimate outcome of this proceeding will affect the market design governing future capacity auctions in New England.
New York
FERC Investigation of NYISO RMR Practices — On February 19, 2015, pursuant to Section 206 of the FPA, FERC found NYISO’s tariff to be unjust and unreasonable because it did not contain provisions governing the retention of and compensation to generating units for reliability. FERC ordered NYISO to adopt tariff provisions containing a proposed RMR rate schedule and pro forma RMR agreement. On October 19, 2015, NYISO filed its tariff revisions at FERC. NRG protested the filing. On April 21, 2016, FERC rejected in part and accepted in part NYISO’s proposed tariff provisions. FERC also ordered NYISO to submit a compliance filing within 60 days. Resolution of this matter will affect how long uneconomic resources must stay in the market before they are allowed to retire, as well as the impact units retained for reliability will have on market prices.
Revisions to the Buyer-Side Mitigation Rules — On May 8, 2015, several New York entities, including the NYSPSC, filed a complaint against the NYISO under Section 206 of the FPA seeking revisions to the buyer-side market power mitigation measures of the NYISO tariff. The parties requested FERC to find that the current buyer-side mitigation rules are unjust and unreasonable because they prevent the ICAP market from functioning properly and that the rules should apply only to a limited subset of generation facilities. NRG protested the complaint. On October 9, 2015, FERC held that certain renewables and self-supply resources should be exempt from buyer-side mitigation rules and ordered the NYISO to submit a compliance filing. On February 5, 2016, FERC denied rehearing. The NYISO has yet to issue its compliance filing addressing FERC's order to develop exemptions for certain renewables and self-supply resources. The eventual disposition of this case could impact the ability of uneconomic resources to enter the New York market. On April 5, 2016, Entergy Nuclear Power Marketing, LLC filed a petition for review of FERC's decision with the D.C. Circuit and NRG has filed to intervene in that proceeding.

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
On December 31, 2015, FERC issued an order directing MISO to change key portions of its capacity market tariff, including restricting the ability of suppliers to place offers up to a MISO-developed opportunity cost. FERC mandated several changes to the auction, to be in place before the next planning resource auction in 2016.  On March 18, 2016, FERC accepted MISO's compliance filing regarding market mitigation and subject to a further compliance filing, granted clarification with respect to going-forward costs, and denied all other requests for rehearing and clarification. MISO is pursuing its own stakeholder reforms process to create different rules and implement price formation reforms as to its restructured retail market zones, including Zone 4. FERC expressly declined to rule on the portion of the complaint addressing the outcome of the 2015 Zone 4 auction, and instead stated that its investigation into the conduct of the auction remained pending. Rehearing is pending.

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
The Registrants' environmental matters are described in the Registrants' 2015 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 11, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
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

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended March 31,
(In millions except otherwise noted)	2016	2015	Change %
Operating Revenues
Energy revenue (a)	$360	$664	(46)%
Capacity revenue (a)	201	178	13
Mark-to-market for economic hedging activities	(27)	(99)	73
Other revenues	45	14	221
Total operating revenues	579	757	(24)
Operating Costs and Expenses
Generation cost of sales (a)	200	372	(46)
Mark-to-market for economic hedging activities	(1)	49	102
Contract and emissions credit amortization	(8)	(7)	14
Operations and maintenance	170	176	3
Other cost of operations	11	23	(52)
Total cost of operations	372	613	(39)
Depreciation and amortization	47	56	(16)
General and administrative	48	50	(4)
Total operating costs and expenses	467	719	(35)
Gain on sale of assets	32	—
Operating Income	144	38	279
Other Income/(Expense)
Other income, net	1	3	(67)
Interest expense	(45)	(53)	(15)
Total other expense	(44)	(50)	(12)
Income/(Loss) Before Income Taxes	100	(12)	N/M
Income tax benefit	(1)	(1)	—
Net Income/(Loss)	$101	$(11)	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.09	$2.98	(30)%
MWh sold (in thousands)	6,136	9,003	(32)
MWh generated (in thousands)	6,172	9,007	(31)

(a)	Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful.

Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the three months ended March 31, 2016 and 2015. Average on-peak power prices decreased primarily due to the decrease in natural gas prices for the three months ended March 31, 2016, as compared to the same periods in 2015.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended March 31,
	2016	2015
MISO - Louisiana Hub (b)	23.50	37.25
NY J/NYC	33.30	81.54
NY A/West NY	30.27	53.77
NEPOOL	30.82	88.85
PEPCO (PJM)	34.36	61.53
PJM West Hub	30.30	57.40
CAISO - NP15	23.92	34.56
CAISO - SP15	23.32	32.76
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

The following tables presents the composition of economic gross margin for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(In millions)	2016	2015
Energy revenue	$360	$664
Capacity revenue	201	178
Other revenues	45	14
Generation revenue	606	856
Cost of fuel	(170)	(357)
Other cost of sales	(30)	(15)
Economic gross margin	$406	$484
Economic gross margin decreased by $78 million for the three months ended March 31, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin due to a 27% decrease in average realized energy prices and a 17% increase in delivered coal prices, partially offset by a decrease in realized natural gas prices	$(107)
Lower gross margin due to a 26% decrease in generation due to milder weather and units not operating in the current year for anticipated fuel conversion	(21)
Lower gross margin due to a 9% decrease in PJM cleared auction capacity volumes and higher purchased capacity to cover capacity supply obligations due to plant deactivations	(19)
Higher gross margin due to sale of emissions credits	36
Higher gross margin due to a 23% increase in PJM cleared auction capacity prices due to a decrease in available supply and transmission constraints in select regions	29
Higher gross margin due to prior year market adjustments for fuel oil inventory for Bowline and Osceola	11
Other	(7)
$(78)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(101)	$(87)
Net unrealized gains/(losses) on open positions related to economic hedges	74	(12)
Total mark-to-market losses in operating revenues	$(27)	$(99)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$31	$1
Net unrealized losses on open positions related to economic hedges	(30)	(50)
Total mark-to-market gains/(losses) in operating costs and expenses	$1	$(49)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the three months ended March 31, 2016, the $27 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices. The $1 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
For the three months ended March 31, 2015, the $99 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period and a decrease in the value of forward sales of power contracts as a result of increases in forward power prices. The $49 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
During the second quarter of 2016, GenOn will close out and financially settle all open positions with one of its counterparties. These positions had a fair market value of $43 million as of March 31, 2016 and GenOn expects to realize gains relating to a substantial portion of the value.
Operations and Maintenance
Operations and maintenance decreased by $6 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to lower variable costs resulting from less generation in the current year and the sales of Seward and Shelby during the first quarter of 2016. This decrease was partially offset by an increase in environmental expenses and higher outage expense at Chalk Point during the current year quarter.

Other Cost of Operations
Other cost of operations decreased by $12 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for Chalk Point and Dickerson.

Gain on Sale of Assets

The $32 million gain on sale of assets during the three months ended March 31, 2016 reflects the gain on the sale of Shelby, which was completed on March 1, 2016 and gain on the sale of land at Potrero.

Interest Expense

Interest expense decreased by $8 million during the three months ended March 31, 2016, compared to the same period in 2015 due to the repurchase of GenOn and GenOn Americas Generation senior notes during the fourth quarter of 2015.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended March 31,
(In millions except otherwise noted)	2016	2015	Change %
Operating Revenues
Energy revenue (a)	$333	$624	(47)%
Capacity revenue (a)	207	181	14
Mark-to-market for economic hedging activities	(56)	(86)	35
Other revenues	4	7	(43)
Total operating revenues	488	726	(33)
Operating Costs and Expenses
Generation cost of sales (a)	290	545	(47)
Mark-to-market for economic hedging activities	(2)	31	(106)
Operations and maintenance	87	87	—
Other cost of operations	3	14	(79)
Total cost of operations	378	677	(44)
Depreciation and amortization	19	17	12
General and administrative	21	21	—
Total operating costs and expenses	418	715	(42)
Gain on sale of assets	3	—	—
Operating Income	73	11	N/M
Other Expense
Interest expense	(15)	(18)	(17)
Total other expense	(15)	(18)	(17)
Income/(Loss) Before Income Taxes	58	(7)	N/M
Income tax	—	—	—
Net Income/(Loss)	$58	$(7)	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.09	$2.98	(30)
MWh sold (in thousands)	1,958	3,271	(40)
MWh generated (in thousands)	1,965	3,263	(40)
(a)    Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful.

Economic Gross Margin

	Three months ended March 31,
(In millions)	2016	2015
Energy revenue	$333	$624
Capacity revenue	207	181
Other revenues	4	7
Generation revenue	544	812
Cost of fuel	(89)	(211)
Other cost of sales	(201)	(334)
Economic gross margin	$254	$267
Economic gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	Three months ended March 31,
(In millions)	2016	2015
Energy revenue	$93	$245
Capacity revenue	99	82
Other revenues	—	2
Generation revenue	192	329
Cost of fuel	(9)	(4)
Other cost of sales	(183)	(325)
Economic gross margin	$—	$—
Economic gross margin decreased by $13 million for the three months ended March 31, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 28% decrease in generation driven by less economic generation resulting from milder weather conditions	$(77)
Lower gross margin due to a 73% decrease in generation at Canal and Bowline due to mild weather conditions in the current year	(16)
Lower gross margin due to an 8% decrease in PJM cleared auction capacity volumes due to plant deactivations and an increase in purchased capacity	(12)
Lower gross margin due to a 56% decrease in average realized energy prices in New York and New England offset by a 60% decrease in contracted natural gas prices	(10)
Higher gross margin at GenOn Mid-Atlantic due to a 17% increase in average realized energy prices due to beneficial hedges and a decrease in natural gas prices due to short-term natural gas contract terms	77
Higher gross margin due to a 26% increase in PJM cleared auction capacity prices	15
Higher gross margin due to prior year market adjustments for fuel oil inventory	12
Other	(2)
$(13)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(93)	$(99)
Net unrealized gains on open positions related to economic hedges	37	13
Total mark-to-market losses in operating revenues	$(56)	$(86)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$26	$4
Net unrealized losses on open positions related to economic hedges	(24)	(35)
Total mark-to-market gains/(losses) in operating costs and expenses	$2	$(31)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2016, the $56 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices. The $2 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
For the three months ended March 31, 2015, the $86 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of natural gas contracts as a result of decreases in forward natural gas prices. The $31 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, partially offset by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period.
During the second quarter of 2016, GenOn Americas Generation will close out and financially settle all open positions with one of its counterparties. These positions had a fair market value of $39 million as of March 31, 2016 and GenOn Americas Generation expects to realize gains relating to a substantial portion of the value.
Operations and Maintenance
Operations and maintenance remained flat for the three months ended March 31, 2016, compared to the same period in 2015 as a result of decreases due to lower variable costs due to less generation in the current year and lower maintenance due to prior year outages at Bowline and Canal. This decrease was partially offset by an increase in environmental expenses and higher outage expense at Chalk Point during the current year quarter.
Other Cost of Operation
Other cost of operations decreased by $11 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for Chalk Point and Dickerson.
Gain on Sale of Assets
The $3 million gain on sale of assets during the three months ended March 31, 2016 reflects the gain on the sale of land at Potrero.

Interest Expense

Interest expense decreased by $3 million during the three months ended March 31, 2016, compared to the same period in 2015 due to the repurchase of GenOn Americas Generation senior notes during the fourth quarter of 2015.

GenOn Mid-Atlantic

The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended March 31,
(In millions except otherwise noted)	2016	2015	Change %
Operating Revenues
Energy revenue (a)	$203	$241	(16)%
Capacity revenue (a)	64	55	16
Mark-to-market for economic hedging activities	(36)	(24)	(50)
Other revenues	2	4	(50)
Total operating revenues	233	276	(16)
Operating Costs and Expenses
Generation cost of sales (a)	84	120	(30)
Mark-to-market for economic hedging activities	4	31	(87)
Operations and maintenance	72	60	20
Other cost of operations	—	10	(100)
Total cost of operations	160	221	(28)
Depreciation and amortization	15	16	(6)
General and administrative	15	15	—
Total operating costs and expenses	190	252	(25)
Operating Income	43	24	79
Other Expense
Interest expense	—	(1)	100
Total other expense	—	(1)	(100)
Income Before Income Taxes	43	23	87
Income tax	—	—	—
Net Income	$43	$23	87
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.09	$2.98	(30)
MWh sold (in thousands)	1,720	2,423	(29)
MWh generated (in thousands)	1,741	2,423	(28)

(a)    Includes realized gains and losses from financially settled transactions.

Economic Gross Margin

	Three months ended March 31,
(In millions)	2016	2015
Energy revenue	$203	$241
Capacity revenue	64	55
Other revenues	2	4
Generation revenue	269	300
Cost of fuel	(72)	(110)
Other cost of sales	(12)	(10)
Economic gross margin	$185	$180
Economic gross margin increased by $5 million for the three months ended March 31, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to a 17% increase in average realized energy prices due to beneficial hedges and a decrease in natural gas prices due to short-term natural gas contract terms	$77
Higher gross margin due to a 26% increase in PJM cleared auction capacity prices	13
Lower gross margin due to a 28% decrease in generation due to less economic generation resulting from milder weather conditions	(77)
Lower gross margin due to a 8% decrease in PJM cleared auction capacity volumes as capacity supply obligations expired at Potomac River	(4)
Other	(4)
$5

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(72)	$(31)
Net unrealized gains on open positions related to economic hedges	36	7
Total mark-to-market losses in operating revenues	$(36)	$(24)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$20	$4
Net unrealized losses on open positions related to economic hedges	(24)	(35)
Total mark-to-market losses in operating costs and expenses	$(4)	$(31)
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the three months ended March 31, 2016, the $36 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices. The $4 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, largely offset by the reversal of previously recognized unrealized losses from coal contracts that settled during the period.

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
During the second quarter of 2016, GenOn Mid-Atlantic will close out and financially settle all open positions with one of its counterparties. These positions had a fair market value of $39 million as of March 31, 2016 and GenOn Mid-Atlantic expects to realize gains relating to a substantial portion of the value.
Operations and Maintenance
Operations and maintenance increased by $12 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due higher operating expenses due to an increase in environmental expenses and higher outage expense at Chalk Point during the current year quarter.

Other Cost of Operations

Other cost of operations decreased by $10 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for Chalk Point and Dickerson.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2016, and December 31, 2015, the Registrants' liquidity was comprised of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$319	$174
GenOn Mid-Atlantic (a)	428	299
REMA (a)	171	192
Total	918	665
Credit facility availability	224	222
Total liquidity	$1,142	$887
(a) At March 31, 2016, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
For the three months ended March 31, 2016, total liquidity increased $255 million.
Management believes that the Registrants' liquidity position and cash flows from operations will be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As disclosed in Note 6, Debt and Capital Leases, certain of GenOn’s senior unsecured notes mature in 2017 and 2018. If GenOn is not able to refinance these notes prior to their maturities, it may have an adverse impact on GenOn's financial position. GenOn is currently considering all options available to it, including refinancing the notes, potential sales of certain generating assets or issuances of new debt securities. Given current economic and market conditions, including the depressed commodity markets, GenOn may be unable to complete these actions on a timely basis or on satisfactory terms or at all. These actions also may not be sufficient to enable GenOn to continue to satisfy its related cash commitments as they become due.
GenOn’s financial position also continues to be adversely affected by a sustained decline in natural gas prices and its resulting effect on wholesale power prices.  In addition, GenOn Mid-Atlantic and REMA are currently unable to make distributions of cash and certain other restricted payments to GenOn. If gas and power prices remain depressed, GenOn may be unable to generate sufficient cash flow from operations to meet its long-term liquidity requirements, including operating, maintenance and capital expenditures and debt service payments.
NRG, GenOn’s parent company, has no obligation to provide any financial support other than as described in Note 8, Related Party Transactions.

Management continues to regularly monitor the ability of GenOn Americas Generation and GenOn Mid-Atlantic to finance the needs of its long-term operating, financing and investing activities.
Restricted Payments Tests
Of the $918 million of cash and cash equivalents of the Registrants' as of March 31, 2016, $428 million and $171 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of March 31, 2016, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn senior notes due 2018 and 2020 and the related indentures also restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At March 31, 2016, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
Credit Ratings
On March 21, 2016, Moody's lowered its corporate credit ratings on GenOn to Caa2 from B3. The ratings outlook for GenOn, GenOn Mid-Atlantic, REMA and GenOn Americas Generation is negative. Moody's also lowered the issue ratings on the GenOn senior notes to Caa2 from B3, the pass-through certificates at GenOn Mid-Atlantic to B2 from Ba3 and the GenOn Americas Generation senior notes to Caa2 from Caa1. The issue rating on the pass-through certificates of REMA was reaffirmed by Moody's at B2.
The following table summarizes the Registrants' credit ratings of its senior notes as of May 5, 2016:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	B-	Caa2
GenOn 9.500% Senior Notes, due 2018	B-	Caa2
GenOn 9.875% Senior Notes, due 2020	B-	Caa2
GenOn Americas Generation 8.500% Senior Notes, due 2021	B-	Caa2
GenOn Americas Generation 9.125% Senior Notes, due 2031	B-	Caa2
Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations and the intercompany revolving credit agreement with NRG, described more fully in Note 8, Related Party Transactions. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.

Capital Expenditures
The following tables and descriptions summarize the Registrant's capital expenditures for maintenance, environmental, and fuel conversions/additions for the three months ended March 31, 2016, and currently estimated capital expenditures forecast for the remainder of 2016.

	Maintenance	Environmental	Fuel Conversions/ Additions	Total
	(In millions)
Total cash capital expenditures for the three months ended March 31, 2016
GenOn	$25	$10	$38	$73
GenOn Americas Generation	7	1	—	8
GenOn Mid-Atlantic	7	—	—	7
Estimated capital expenditures for the remainder of 2016
GenOn	127	52	82	261
GenOn Americas Generation	57	11	—	68
GenOn Mid-Atlantic	54	9	—	63

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through March 31, 2016, see Note 9, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2015 Form 10-K. There have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2015 Form 10-K.
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
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
31.1A1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez	Filed herewith.
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A1	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A1	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
31.1A2	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez	Filed herewith.
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A2	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A2	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
31.1A3	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez	Filed herewith.
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A3	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2016