Form 10-Q
period 2016-06-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2016-08-09
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

GenOn Energy, Inc.
(Exact name of registrant as specified in its charter)
76-0655566 (I.R.S. Employer Identification No.)
Commission File Number: 001-16455

GenOn Americas Generation, LLC
(Exact name of registrant as specified in its charter)
51-0390520 (I.R.S. Employer Identification No.)
Commission File Number: 333-63240

GenOn Mid-Atlantic, LLC
(Exact name of registrant as specified in its charter)
58-2574140 (I.R.S. Employer Identification No.)
Commission File Number: 333-61668

Delaware (State or other jurisdiction of incorporation or organization)	(609) 524-4500 (Registrants' telephone number, including area code)

804 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2015, under Item 1A - Risk Factors, in Part II, Item 1A herein, and the following:

•	GenOn's ability to continue as a going concern;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

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

•	The effectiveness of the Registrants’ risk management policies and procedures, and the ability of the Registrants’ counterparties to satisfy their financial commitments;

•	Counterparties' collateral demands and other factors affecting the Registrants' liquidity position and financial condition;

•	The Registrants' ability to find market participants that are willing to act as hedging counterparties;

•
The Registrants’ ability to operate their businesses efficiently, manage capital expenditures and costs tightly, and generate earnings and cash flows from their asset-based businesses in relation to their debt and other obligations;

•	The Registrants’ ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of CO2 and other GHG emissions;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants' generation units for all of their costs;

•	The Registrants' ability to mitigate forced outage risk for units subject to capacity performance requirements in PJM and performance incentives in ISO-NE.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2015 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2015
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
ICAP	New York Installed Capacity
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Chalk Point	NRG Chalk Point LLC
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/(Loss)
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPM	Parts Per Million
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction Control System
Securities Act	The Securities Act of 1933, as amended
Seward	The Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby County Generating Station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
U.S.	United States of America

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$397	$556	$971	$1,308
Operating revenues — affiliate	1	4	6	9
Total operating revenues	398	560	977	1,317
Operating Costs and Expenses
Cost of operations	258	384	585	908
Cost of operations — affiliate	61	43	106	132
Depreciation and amortization	47	55	94	111
Impairment losses	59	—	59	—
General and administrative	2	—	4	1
General and administrative — affiliate	47	48	93	97
Total operating costs and expenses	474	530	941	1,249
Gain on sale of assets	—	—	32	—
Operating (Loss)/Income	(76)	30	68	68
Other Income/(Expense)
Other income, net	3	1	4	4
Interest expense	(40)	(47)	(82)	(97)
Interest expense — affiliate	(3)	(2)	(6)	(5)
Total other expense	(40)	(48)	(84)	(98)
Loss Before Income Taxes	(116)	(18)	(16)	(30)
Income tax benefit	—	—	(1)	(1)
Net Loss	$(116)	$(18)	$(15)	$(29)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Loss	$(116)	$(18)	$(15)	$(29)
Other Comprehensive Loss, net of tax of $0:
Defined benefit plans	—	(1)	—	(2)
Other comprehensive loss	—	(1)	—	(2)
Comprehensive Loss	$(116)	$(19)	$(15)	$(31)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$641	$665
Funds deposited by counterparties	43	51
Accounts receivable — trade	107	97
Inventory	407	448
Derivative instruments	311	544
Derivative instruments — affiliate	9	30
Cash collateral paid in support of energy risk management activities	75	48
Prepaid rent and other current assets	133	139
Current assets held-for-sale	2	6
Total current assets	1,728	2,028
Property, plant and equipment, net of accumulated depreciation of $586 and $614	2,728	2,831
Other Assets
Intangible assets, net of accumulated amortization of $60 and $40	69	74
Derivative instruments	138	154
Derivative instruments — affiliate	1	1
Other non-current assets	294	253
Non-current assets held-for-sale	175	105
Total other assets	677	587
Total Assets	$5,133	$5,446
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$711	$4
Accounts payable	109	112
Accounts payable — affiliate	75	71
Derivative instruments	304	465
Derivative instruments — affiliate	5	10
Cash collateral received in support of energy risk management activities	43	51
Accrued expenses and other current liabilities	184	201
Current liabilities held-for-sale	2	2
Total current liabilities	1,433	916
Other Liabilities
Long-term debt and capital leases	2,026	2,762
Derivative instruments	85	102
Derivative instruments — affiliate	8	14
Out-of-market contracts	851	892
Other non-current liabilities	473	484
Non-current liabilities held-for-sale	—	4
Total non-current liabilities	3,443	4,258
Total Liabilities	4,876	5,174
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	325	325
Retained earnings	(52)	(37)
Accumulated other comprehensive loss	(16)	(16)
Total Stockholder's Equity	257	272
Total Liabilities and Stockholder's Equity	$5,133	$5,446

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Loss	$(15)	$(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94	111
Amortization of financing costs and debt discount/premiums	(26)	(29)
Amortization of out-of-market contracts and emission allowances	(41)	(20)
Gain on sale of asset	(32)	—
Impairment losses	59	—
Changes in derivative instruments	81	130
Changes in collateral deposits supporting energy risk management activities	(27)	(36)
Proceeds from sale of emission allowances	36	—
Changes in other working capital	(91)	75
Net Cash Provided by Operating Activities	38	202
Cash Flows from Investing Activities
Capital expenditures	(180)	(99)
Proceeds from sale of assets, net of cash disposed of	120	—
Net Cash Used by Investing Activities	(60)	(99)
Cash Flows from Financing Activities
Payments for short and long-term debt	(2)	(3)
Net Cash Used by Financing Activities	(2)	(3)
Net (Decrease)/Increase in Cash and Cash Equivalents	(24)	100
Cash and Cash Equivalents at Beginning of Period	665	920
Cash and Cash Equivalents at End of Period	$641	$1,020

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$364	$518	$868	$1,221
Operating revenues — affiliate	(24)	(4)	(40)	19
Total operating revenues	340	514	828	1,240
Operating Costs and Expenses
Cost of operations	155	207	338	530
Cost of operations — affiliate	174	256	369	610
Depreciation and amortization	19	20	38	37
General and administrative — affiliate	20	20	41	41
Total operating costs and expenses	368	503	786	1,218
Gain on sale of assets	—	—	3	—
Operating (Loss)/Income	(28)	11	45	22
Other Expense
Other income, net	1	—	1	—
Interest expense	(12)	(16)	(25)	(32)
Interest expense — affiliate	(2)	(1)	(4)	(3)
Total other expense	(13)	(17)	(28)	(35)
(Loss)/Income Before Income Taxes	(41)	(6)	17	(13)
Income tax	—	—	—	—
Net (Loss)/Income	$(41)	$(6)	$17	$(13)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$281	$246
Funds deposited by counterparties	43	51
Accounts receivable — trade	92	86
Note receivable — affiliate	331	331
Inventory	259	289
Derivative instruments	311	545
Derivative instruments — affiliate	185	316
Cash collateral paid in support of energy risk management activities	73	39
Prepaid rent and other current assets	76	84
Total current assets	1,651	1,987
Property, plant and equipment, net of accumulated depreciation of $260 and $244	1,129	1,116
Other Assets
Intangible assets, net of accumulated amortization of $60 and $40	68	73
Derivative instruments	138	154
Derivative instruments — affiliate	57	81
Other non-current assets	225	131
Total other assets	488	439
Total Assets	$3,268	$3,542
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$58	$48
Accounts payable — affiliate	78	109
Derivative instruments	304	465
Derivative instruments — affiliate	173	272
Cash collateral received in support of energy risk management activities	43	51
Accrued expenses and other current liabilities	93	104
Total current liabilities	749	1,049
Other Liabilities
Long-term debt and capital leases	748	752
Derivative instruments	85	102
Derivative instruments — affiliate	96	80
Out-of-market contracts	506	520
Other non-current liabilities	135	107
Total non-current liabilities	1,570	1,561
Total Liabilities	2,319	2,610
Commitments and Contingencies
Member’s Equity
Member’s interest	949	932
Total Member’s Equity	949	932
Total Liabilities and Member’s Equity	$3,268	$3,542

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$17	$(13)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	38	37
Amortization of debt premiums	(4)	(5)
Amortization of out-of-market contracts and emission allowances	(14)	5
Gain on sale of assets	(3)	—
Changes in derivative instruments	144	116
Changes in collateral deposits supporting energy risk management activities	(34)	(36)
Changes in other working capital	(84)	23
Net Cash Provided by Operating Activities	60	127
Cash Flows from Investing Activities
Capital expenditures	(27)	(34)
Proceeds from sale of assets	2	—
Net Cash Used by Investing Activities	(25)	(34)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(3)
Net Cash Used by Financing Activities	—	(3)
Net Increase in Cash and Cash Equivalents	35	90
Cash and Cash Equivalents at Beginning of Period	246	103
Cash and Cash Equivalents at End of Period	$281	$193

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$—	$(1)	$—	$4
Operating revenues — affiliate	122	197	355	468
Total operating revenues	122	196	355	472
Operating Costs and Expenses
Cost of operations	117	135	257	299
Cost of operations — affiliate	11	25	31	82
Depreciation and amortization	14	17	29	33
General and administrative — affiliate	15	14	30	29
Total operating costs and expenses	157	191	347	443
Operating (Loss)/Income	(35)	5	8	29
Other Expense
Interest expense	—	(1)	—	(1)
Interest expense — affiliate	(2)	—	(2)	(1)
Total other expense	(2)	(1)	(2)	(2)
(Loss)/Income Before Income Taxes	(37)	4	6	27
Income tax	—	—	—	—
Net (Loss)/Income	$(37)	$4	$6	$27

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$324	$299
Accounts receivable — trade	1	2
Accounts receivable — affiliate	34	—
Inventory	141	172
Derivative instruments — affiliate	141	269
Prepaid rent and other current assets	71	79
Total current assets	712	821
Property, plant and equipment, net of accumulated depreciation of $207 and $200	924	925
Other Assets
Intangible assets, net of accumulated amortization of $29 and $0	10	13
Derivative instruments — affiliate	49	83
Other non-current assets	219	125
Total other assets	278	221
Total Assets	$1,914	$1,967
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$26	$21
Accounts payable — affiliate	—	8
Derivative instruments — affiliate	116	163
Accrued expenses and other current liabilities	68	75
Total current liabilities	210	267
Other Liabilities
Derivative instruments — affiliate	34	32
Out-of-market contracts	506	520
Other non-current liabilities	60	50
Total non-current liabilities	600	602
Total Liabilities	810	869
Commitments and Contingencies
Member’s Equity
Member’s interest	1,104	1,098
Total Member’s Equity	1,104	1,098
Total Liabilities and Member’s Equity	$1,914	$1,967

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income	$6	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	33
Amortization of out-of-market contracts and emission allowances	(14)	(14)
Changes in derivative instruments	117	62
Changes in other working capital	(89)	(27)
Net Cash Provided by Operating Activities	49	81
Cash Flows from Investing Activities
Capital expenditures	(24)	(18)
Net Cash Used by Investing Activities	(24)	(18)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(3)
Net Cash Used by Financing Activities	—	(3)
Net Increase in Cash and Cash Equivalents	25	60
Cash and Cash Equivalents at Beginning of Period	299	157
Cash and Cash Equivalents at End of Period	$324	$217

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 16,704 MW of net electric generating capacity located in the U.S. During the first six months of 2016, GenOn completed the sales of the Seward and Shelby facilities and deactivated Avon Lake Unit 7 which were the primary drivers resulting in a net decrease in operating generation capacity of 1,049 MW from December 31, 2015. As described in Note 3, Dispositions, GenOn completed the sale of Aurora generation facility on July 12, 2016 resulting in a further decrease in operating generation capacity of 878 MW.
GenOn Americas Generation is a wholesale power generator with approximately 7,907 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 16,704 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,605 MW of net electric generating capacity in Maryland near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,907 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended June 30, 2016. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements in the Registrants' 2015 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of June 30, 2016, and the results of operations, comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2016, and 2015.
Liquidity and Ability to Continue as a Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming GenOn will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should GenOn be unable to continue as a going concern. Such adjustments could have a material adverse impact on GenOn's results of operations, cash flows and financial position.
As disclosed in Note 7, Debt and Capital Leases, $707 million of GenOn's senior unsecured notes outstanding are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity to repay the senior unsecured notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern.

As of June 30, 2016, GenOn has cash and cash equivalents of $641 million, of which $324 million and $149 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its lease. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support other than as described in Note 9, Related Party Transactions.
GenOn is currently considering all options available to it, including negotiations with creditors, refinancing the senior unsecured notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors as part of this process.
Use of Estimates
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
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02. The amendments of ASU No. 2016-02 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common leasing standard for GAAP and International Financial Reporting Standards, or IFRS, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting. The guidance in ASU No. 2016-02 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, ASU No. 2016-02 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU No. 2016-02 is required to be applied using a modified retrospective approach for the earliest period presented and early adoption is permitted. The Registrants are currently evaluating the impact of the standard on the Registrants' results of operations, cash flows and financial position.
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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. In August 2015, the FASB issued ASU No. 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016.
In addition to ASU No. 2014-09, the FASB has issued additional guidance which provides further clarification on Topic 606. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-08. The amendments of ASU No. 2016-08 clarify how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-10. The amendments of ASU No. 2016-10 provide further clarification on contract revenue recognition as updated by ASU No. 2014-09, specifically related to the identification of separately identifiable performance obligations and the implementation of licensing contracts. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-12. The amendments of ASU No. 2016-12 provide further clarification on contract revenue recognition as updated by ASU No. 2014-09, specifically related to collectibility, the presentation of tax collected from customers, and non-cash consideration, as well as offering practical expedients. The Registrants are working through an adoption plan which includes the evaluation of revenue contracts compared to the new standard and evaluating the impact of Topic 606 on the Registrants' results of operations, cash flows and financial position.

Note 3 — Dispositions (GenOn)
Aurora Disposition (GenOn)
On May 12, 2016, GenOn entered into an agreement with RA Generation, LLC to sell the Aurora Generating Station, or Aurora, for cash consideration of $365 million, subject to adjustments for working capital and the results of the PJM 2019/2020 Base Residual Auction. Aurora is an 878 MW natural gas facility located in Aurora, Illinois. At June 30, 2016, GenOn had $2 million of current assets, $175 million of non-current assets and $2 million of current liabilities classified as held for sale for Aurora on its balance sheet. On July 12, 2016, GenOn completed the sale of Aurora for cash proceeds of $369 million, including $4 million in adjustments primarily for the PJM base residual auction results and estimated working capital, which is subject to further adjustment. The sale resulted in a gain of approximately $189 million and will be recognized within GenOn's consolidated results of operations during the third quarter of 2016. In connection with the sale, GenOn issued a guaranty to RA Generation, LLC for the payment of certain indemnified costs under the purchase agreement limited to $365 million, which is reduced to $183 million on January 1, 2018 and then to $91 million beginning January 1, 2019 and will terminate upon the third anniversary of the sale.
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell 100% of its interest in the Seward Generating Facility, a 525 MW coal-fired facility in Pennsylvania, for cash consideration of $75 million. At December 31, 2015, GenOn had $5 million of current assets, $83 million of non-current assets, $1 million of current liabilities and $4 million of non-current liabilities classified as held for sale for Seward on its balance sheet. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments and up to $2.5 million in payments contingent upon future environmental testing. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell 100% of its interest in the Shelby generating facility, a 352 MW natural gas-fired facility located in Illinois for cash consideration of $46 million. At December 31, 2015, GenOn had $1 million of current assets, $22 million of non-current assets, and $1 million of current liabilities classified as held for sale for Shelby on its balance sheet. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement.
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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$2,735	$2,043	$2,764	$2,043
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

GenOn Americas Generation

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$748	$545	$752	$500
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$106	$350	$3	$459
Derivative liabilities:
Commodity contracts	$49	$339	$14	$402
Other assets (b)	$11	$—	$—	$11
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2016.
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

The following table reconciles, for the three and six months ended June 30, 2016, and 2015, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(14)	$16	$(12)	$33
Total gains/(losses) included in earnings — realized/unrealized	1	(13)	(1)	(26)
Purchases	2	11	2	7
Ending balance	$(11)	$14	$(11)	$14
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$(2)	$1	$(8)	$(6)
(a) Consists of derivative assets and liabilities, net.
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$130	$543	$18	$691
Derivative liabilities:
Commodity contracts	$70	$571	$17	$658
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2016.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$285	$796	$15	$1,096
Derivative liabilities:
Commodity contracts	$170	$735	$14	$919
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.

The following table reconciles, for the three and six months ended June 30, 2016, and 2015, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$2	$16	$1	$20
Total losses included in earnings — realized/unrealized	(2)	(9)	(1)	(10)
Purchases	1	5	1	2
Ending balance	$1	$12	$1	$12
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$—	$3	$—	$2
(a) Consists of derivative assets and liabilities, net.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$80	$109	$1	$190
Derivative liabilities:
Commodity contracts	$24	$126	$—	$150
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2016.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$175	$175	$2	$352
Derivative liabilities:
Commodity contracts	$58	$137	$—	$195
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.

The following table reconciles, for the three and six months ended June 30, 2016, and 2015, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$2	$16	$2	$20
Total losses included in earnings — realized/unrealized	(1)	(9)	(1)	(10)
Purchases	—	6	—	3
Ending balance	$1	$13	$1	$13
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$—	$3	$—	$2
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2016, contracts valued with prices provided by models and other valuation techniques make up less than 1% of GenOn's derivative assets and 3% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and less than 1% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of June 30, 2016 and December 31, 2015:
GenOn

	Significant Unobservable Inputs
	June 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	—	13	Discounted Cash Flow	Forward Market Price (per ton)	28	38	33
FTRs	3	1	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$3	$14

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	—	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$2	$14
GenOn Americas Generation

	Significant Unobservable Inputs
	June 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$26	$71	$43
Coal Contracts	13	14	Discounted Cash Flow	Forward Market Price (per ton)	28	38	33
FTRs	4	3	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$18	$17

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	12	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$15	$14
GenOn Mid-Atlantic

Significant Unobservable Inputs
June 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
FTRs	$1	$—	Discounted Cash Flow	Auction Prices (per MWh)	$—	$1	$—
	$1	$—

Significant Unobservable Inputs
December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
	$2	$—
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2016, and December 31, 2015:

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

	As of June 30, 2016	As of December 31, 2015
	(In millions)
GenOn	$(1)	$(1)
GenOn Americas Generation	(1)	—
GenOn Mid-Atlantic	1	4
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
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2015 Form 10-K. As of June 30, 2016, GenOn's counterparty credit exposure was $241 million and GenOn held $0 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $241 million. Approximately 75% of GenOn's exposure before collateral is expected to roll off by the end of 2017. As of June 30, 2016, GenOn Americas Generation’s counterparty credit exposure was $205 million and GenOn Americas Generation held $0 million of collateral (cash and letters of credit) against those positions, resulting in a net exposure of $205 million. Approximately 89% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2017. As of June 30, 2016, GenOn Mid-Atlantic had no counterparty credit exposure. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Financial institutions	49%	57%	—%
Utilities, energy merchants, marketers and other	29	17	—
ISOs	22	26	—
Total as of June 30, 2016	100%	100%	—%

	Net Exposure (a) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	97%	99%	—%
Below investment grade	1	1	—
Non-rated (b)	2	—	—
Total as of June 30, 2016	100%	100%	—%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $192 million, $192 million and $0 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2015 Form 10-K.
Energy-Related Commodities (GenOn)
As of June 30, 2016, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2016, and December 31, 2015. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015
Commodity	Units	(In millions)
Emissions	Short Ton	1	—	1	—	1	—
Coal	Short Ton	5	7	3	3	3	3
Natural Gas	MMBtu	175	191	20	2	11	(10)
Power	MWh	(40)	(49)	(15)	(20)	(14)	(18)
The change in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$320	$574	$309	$475
Commodity contracts long-term	139	155	93	116
Total Derivatives Not Designated as Cash Flow Hedges	$459	$729	$402	$591

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$496	$861	$477	$737
Commodity contracts long-term	195	235	181	182
Total Derivatives Not Designated as Cash Flow Hedges	$691	$1,096	$658	$919
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$141	$269	$116	$163
Commodity contracts long-term	49	83	34	32
Total Derivatives Not Designated as Cash Flow Hedges	$190	$352	$150	$195
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2016	(In millions)
Commodity contracts:
Derivative assets	$449	$(293)	$(53)	$103
Derivative assets - affiliate	10	(10)	—	—
Derivative liabilities	(389)	293	8	(88)
Derivative liabilities - affiliate	(13)	10	3	—
Total derivative instruments	$57	$—	$(42)	$15

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$698	$(485)	$(51)	$162
Derivative assets - affiliate	31	(24)	—	7
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities - affiliate	(24)	24	—	—
Total derivative instruments	$138	$—	$(51)	$87

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2016	(In millions)
Commodity contracts:
Derivative assets	$449	$(293)	$(53)	$103
Derivative assets - affiliate	242	(229)	—	13
Derivative liabilities	(389)	293	8	(88)
Derivative liabilities - affiliate	(269)	229	4	(36)
Total derivative instruments	$33	$—	$(41)	$(8)

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$699	$(485)	$(51)	$163
Derivative assets - affiliate	397	(352)	—	45
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities - affiliate	(352)	352	—	—
Total derivative instruments	$177	$—	$(51)	$126
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2016	(In millions)
Commodity contracts:
Derivative assets - affiliate	$190	$(150)	$—	$40
Derivative liabilities - affiliate	(150)	150	—	—
Total derivative instruments	$40	$—	$—	$40

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets - affiliate	$352	$(195)	$—	$157
Derivative liabilities - affiliate	(195)	195	—	—
Total derivative instruments	$157	$—	$—	$157
Impact of Derivative Instruments on the Statements of Operations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2016, the Registrants' have been undergoing the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades, as further described in Note 7, Debt and Capital Leases, and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(46)	$(41)	$(116)	$(127)
Net unrealized (losses)/gains on open positions related to economic hedges	(19)	56	25	(6)
Total unrealized (losses)/gains	$(65)	$15	$(91)	$(133)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Revenue from operations — energy commodities	$(64)	$25	$(91)	$(74)
Cost of operations	(1)	(10)	—	(59)
Total impact to statements of operations	$(65)	$15	$(91)	$(133)
As discussed above, GenOn realized approximately $38 million due to the closure and financial settlement of all open positions with one of GenOn's counterparties during the three months ended June 30, 2016. GenOn expects to close out and financially settle certain open positions with an additional counterparty during the third quarter of 2016. These positions had a fair market value of $80 million as of June 30, 2016. As of July 31, 2016, GenOn has realized $98 million due to the closure and financial settlement of these positions which would have otherwise been realized in 2017 through 2019.

 GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(52)	$(35)	$(119)	$(130)
Net unrealized (losses)/gains on open positions related to economic hedges	(42)	33	(29)	11
Total unrealized losses	$(94)	$(2)	$(148)	$(119)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Revenue from operations — energy commodities	$(97)	$6	$(153)	$(80)
Cost of operations	3	(8)	5	(39)
Total impact to statements of operations	$(94)	$(2)	$(148)	$(119)

As discussed above, GenOn Americas Generation realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Americas Generation's counterparties during the three months ended June 30, 2016. GenOn Americas Generation expects to close out and financially settle certain open positions with an additional counterparty during the third quarter of 2016. These positions had a fair market value of $40 million as of June 30, 2016. As of July 31, 2016, GenOn Americas Generation has realized $50 million due to the closure and financial settlement of these positions which would have otherwise been realized in 2017 through 2019.
GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(47)	$(32)	$(99)	$(59)
Net unrealized (losses)/gains on open positions related to economic hedges	(34)	19	(22)	(9)
Total unrealized losses	$(81)	$(13)	$(121)	$(68)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Revenue from operations — energy commodities	$(84)	$(4)	$(120)	$(28)
Cost of operations	3	(9)	(1)	(40)
Total impact to statements of operations	$(81)	$(13)	$(121)	$(68)
As discussed above, GenOn Mid-Atlantic realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Mid-Atlantic's counterparties during the three months ended June 30, 2016. GenOn Mid-Atlantic expects to close out and financially settle certain open positions with an additional counterparty during the third quarter of 2016. These positions had a fair market value of $40 million as of June 30, 2016. As of July 31, 2016, GenOn Mid-Atlantic has realized $50 million due to the closure and financial settlement of these positions which would have otherwise been realized in 2017 through 2019.

Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of June 30, 2016, was $25 million for GenOn and GenOn Americas Generation. As of June 30, 2016, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of June 30, 2016. As of June 30, 2016, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
Note 6 — Impairments (GenOn)
Long-Lived Asset Impairments (GenOn)
Mandalay and Ormond Beach (GenOn) — On May 26, 2016, the CPUC rejected a multi-year resource adequacy contract between Mandalay and Southern California Edison. Also occurring during the second quarter of 2016, the Statewide Advisory Committee on Cooling Water Intake Structures, or SACCWIS, issued a draft April 2016 Report noting that CAISO plans to continue to assume in its transmission studies that Ormond Beach will not operate after December 31, 2020, the deadline for Ormond Beach compliance with California regulations to mitigate once-through cooling (OTC) impacts. The Registrant does not anticipate that contracts of sufficient value can be secured to support the significant investment required to design, permit, construct and operate measures required for OTC compliance. As a result, on May 6, 2016, the Registrant notified SACCWIS that it does not expect to continue to operate Ormond Beach beyond 2020. Additionally, during the second quarter of 2016, CAISO issued its Local Capacity Requirements report for 2017 indicating unfavorable changes within the local reliability areas in which both Mandalay and Ormond Beach are located. The culmination of these events were considered to be indicators of impairment and as a result, GenOn performed impairment tests for the Mandalay and Ormond Beach assets under ASC 360, Property, Plant and Equipment. Based on the results of the impairment tests, GenOn determined that the carrying amount of these assets was higher than the estimated future net cash flows expected to be generated by the respective assets and that the Mandalay and Ormond Beach assets were impaired. The fair value of the Mandalay and Ormond Beach operating units was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expenses and discount rates. GenOn measured the impairment losses as the difference between the carrying amount of the Mandalay and Ormond Beach operating units and the present value of the estimated future net cash flows for each respective operating unit. GenOn recorded an impairment loss of $16 million and $43 million for Mandalay and Ormond Beach, respectively, during the quarter ended June 30, 2016.

Note 7 —Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	June 30, 2016	December 31, 2015	June 30, 2016 interest rate %

GenOn Americas Generation:
Senior unsecured notes, due 2021	$395	$398	8.500
Senior unsecured notes, due 2031	353	354	9.125
Subtotal GenOn Americas Generation	748	752
GenOn Energy:
Senior unsecured notes, due 2017	707	714	7.875
Senior unsecured notes, due 2018	698	708	9.500
Senior unsecured notes, due 2020	529	534	9.875
Other liability (a)	53	56
GenOn capital lease	2	2
Subtotal GenOn Energy	1,989	2,014
Subtotal	2,737	2,766
Less current maturities	711	4
Total long-term debt and capital leases	$2,026	$2,762
(a)    The Long Term Service Agreement for the Hunterstown facility is accounted for as a debt financing liability in accordance with GAAP.
Long-term debt includes the following premiums:

(In millions)	June 30, 2016	December 31, 2015

GenOn Americas Generation:
Senior unsecured notes, due 2021	$29	$32
Senior unsecured notes, due 2031	24	25
GenOn Energy:
Senior unsecured notes, due 2017	16	23
Senior unsecured notes, due 2018	48	59
Senior unsecured notes, due 2020	40	44
Total premium	$157	$183

On May 24, 2016, GenOn's corporate credit rating was lowered by S&P to CCC from CCC+. S&P also lowered the issue-level ratings on the GenOn senior notes from B- to CCC+ and the GenOn Americas Generation senior notes from CCC+ to CCC.
In addition, on March 21, 2016, GenOn's corporate credit rating was lowered by Moody's from B3 to Caa2. In addition, Moody's also lowered the issue-level ratings on the GenOn senior notes from B3 to Caa2 and the GenOn Americas Generation senior notes from Caa1 to Caa2.
Note 8 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2016	2015	2016	2015
Loss before income taxes	$(116)	$(18)	$(16)	$(30)
Income tax benefit	—	—	(1)	(1)
Effective tax rate	—%	—%	6.3%	3.3%
For the three months ended June 30, 2016 and 2015, respectively, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance.

For the six months ended June 30, 2016 and 2015, respectively, GenOn's overall effective tax rate was lower than the statutory rate of 35% due to a change in the valuation allowance, partially offset by the impact of state income taxes.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and six months ended June 30, 2016 and 2015 were $0. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and six months ended June 30, 2016 and 2015 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three and six months ended June 30, 2016 and 2015. The pro forma income tax provision attributable to income before taxes is a tax benefit of $16 million and a tax expense of $2 million during the three months ended June 30, 2016 and 2015, respectively. The pro forma income tax provision attributable to income before taxes is a tax expense of $2 million and $10 million during the six months ended June 30, 2016 and 2015, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $54 million and $56 million as of June 30, 2016 and December 31, 2015, respectively, as no valuation allowance is required on the net deferred tax asset.
Note 9 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and six months ended June 30, 2016, GenOn recorded costs related to these services of $47 million and $93 million, respectively, as general and administrative — affiliate. For the three and six months ended June 30, 2015, GenOn recorded costs related to these services of $48 million and $97 million, respectively, as general and administrative — affiliate.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$2	$2	$2
General and administrative — affiliate	20	20	41	41
Total	$21	$22	$43	$43

GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$1	$2	$1
General and administrative — affiliate	15	14	30	29
Total	$16	$15	$32	$30
Credit Agreement with NRG (GenOn)
GenOn and NRG Americas are party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At June 30, 2016, and December 31, 2015, $281 million and $278 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $204 million and $227 million, respectively, were issued on behalf of GenOn Americas Generation, which includes $129 million and $131 million issued on behalf of GenOn Mid-Atlantic as of June 30, 2016, and December 31, 2015, respectively. At June 30, 2016, and December 31, 2015, no loans were outstanding under this credit agreement.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. The credit agreement is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt and matures in December of 2018. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default. As of June 30, 2016, GenOn was in compliance with covenants under the credit agreement with NRG. In the second quarter of 2016, in connection with the ratings downgrades described in Note 7, Debt and Capital Leases, certain of GenOn's counterparties required the posting of additional collateral, which resulted in additional letters of credit to be issued under the credit agreement with NRG.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At June 30, 2016, and December 31, 2015, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $331 million related to its intercompany cash management program. For the six months ended June 30, 2016, and 2015, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at June 30, 2016, and December 31, 2015, GenOn Americas Generation had an accounts payable — affiliate of $30 million and $41 million, respectively, with GenOn Energy Holdings.

Note 10 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 15, Commitment and Contingencies, to the Registrants' 2015 Form 10-K.
Contingencies
The Registrants’ material legal proceedings are described below. The Registrants believe that they have valid defenses to these legal proceedings and intend to defend them vigorously. The Registrants record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Registrants' have established an adequate reserve for the matters discussed below. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Registrants are unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Registrants’ liabilities and contingencies could be at amounts that are different from their currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, the Registrants are parties to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment. On July 29, 2016, MC Asset Recovery filed its appeal with the Fifth Circuit.
Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision and the Supreme Court granted the petition. On April 21, 2015, the Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs motions for class certification on June 24, 2016. On May 20, 2016, the U.S. District Court for the District of Nevada heard argument on the defendants' motion for summary judgment in one of the Kansas cases. On May 24, 2016, the court granted the motion for summary judgment as to the GenOn entity in one of the Kansas cases. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
In July 2016, the parties signed a consent decree, which will settle the matter, subject to approval by the court. The consent decree requires: (1) improving the wastewater treatment systems at the Chalk Point and Dickerson facilities; (2) completing supplemental environmental projects worth $1 million; and (3) paying a civil penalty of $1 million.
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
Note 11 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
In addition to the regulatory proceeding noted below, the Registrants are parties to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.
PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the U.S. Court of Appeals for the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Registrants intervened in these matters on July 29, 2016. This case governs capacity revenues already received by the Registrants, as well as the revenues for forward periods.

Note 12 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio and Pennsylvania. The EPA is currently reviewing the decision. In December 2015, the EPA proposed the CSAPR Update Rule using the 2008 Ozone NAAQS, which would reduce the total amount of ozone season NOx as compared with the previously utilized 1997 Ozone NAAQS. If finalized, this proposal would reduce future NOx allocations and/or current banked allowances. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe their investment in pollution controls and cleaner technologies leave the fleet well-positioned for compliance.
In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the MATS rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe that because they have already invested in pollution controls and cleaner technologies, their fleet is well-positioned to comply with the MATS rule.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of June 30, 2016.
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $61 million for GenOn, which includes $13 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $9 million for GenOn Mid-Atlantic. The majority of these costs will be expended by the end of 2016.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2016, and 2015. Also, refer to the Registrants' 2015 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of June 30, 2016, by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (a)	10,658	4,040	1,864
Coal (b)	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	16,704	7,907	4,605

(a)
GenOn's natural gas generation portfolio includes 325 MW related to the conversion of New Castle Units 3-5 to natural gas which was completed in the second quarter of 2016. GenOn's natural gas generation does not include 78 MW related to the Chalk Point capital lease which expired at the end of 2015.

(b)
GenOn’s coal generation portfolio does not include 325 MW related to New Castle Units 3-5, which were converted from coal to natural gas in the second quarter of 2016, 597 MW related to Shawville, which was mothballed on May 31, 2015 with plans to return to service with a natural gas addition in the fall of 2016, and 94 MW related to Avon Lake Unit 7, which was deactivated in the second quarter of 2016.

Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2015 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 11, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
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
East
PJM
2019/2020 PJM Auction Results — On May 24, 2016, PJM announced the results of its 2019/2020 base residual auction. GenOn (including GenOn Americas Generation and GenOn Mid-Atlantic) cleared approximately 6,766 MW of Capacity Performance product and 305 MW of Base Capacity product in the 2019/2020 base residual auction. GenOn's expected capacity revenues from the 2019/2020 base residual auction for the 2019/2020 delivery year are approximately $260 million. GenOn Americas Generation (including GenOn Mid-Atlantic) cleared approximately 3,814 MW of Capacity Performance product in the 2019/2020 base residual auction. GenOn Americas Generation's (including GenOn Mid-Atlantic) expected capacity revenues from the 2019/2020 base residual auction for the 2019/2020 delivery year are approximately $140 million. For results of the 2018/2019 PJM base residual auction, refer to Item 1 - Business of the Registrant's 2015 Form 10-K, noting that cleared capacity related to ComEd is related to Aurora which was sold on July 12, 2016.

The tables below provide a detailed description of the Registrant's base residual auction results:
GenOn:

	Base Capacity Product		Capacity Performance Product
Zone	Cleared Capacity (MW)(1)	Price ($/MW-day)	Cleared Capacity (MW)(1)	Price ($/MW-day)
EMAAC	103	$99.77	414	$119.77
MAAC	9	$80.00	5,802	$100.00
RTO	193	$80.00	550	$100.00
Total	305		6,766
(1) Excludes cleared capacity related to Aurora, the sale of which was completed on July 12, 2016.

GenOn Americas Generation & GenOn Mid-Atlantic:

	Base Capacity Product		Capacity Performance Product
Zone	Cleared Capacity (MW)	Price ($/MW-day)	Cleared Capacity (MW)	Price ($/MW-day)
MAAC (1)	—	—	3,814	$100
Total	—		3,814
(1) Plants that participate in the PJM auctions for GenOn Americas Generation are solely those operated by GenOn Mid-Atlantic.

PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the U.S. Court of Appeals for the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Registrants intervened in these matters on July 29, 2016. This case governs capacity revenues already received by the Registrants, as well as the revenues for forward periods.
AEP and FirstEnergy Ohio Contracts — On March 31, 2016, the Public Utility Commission of Ohio approved  two settlements allowing AEP and FirstEnergy to recover costs associated with contracts between their regulated and un-regulated affiliates via a non-bypassable “retail rate rider” that would apply to all retail customers in Ohio.  In anticipation of the approval of the contracts, NRG, along with other companies, participated in three separate complaints at FERC, two questioning whether AEP and FirstEnergy have the regulatory approvals necessary to enter into above-market contracts with their generation affiliates without further FERC review, and one alleging that PJM’s tariff is unjust and unreasonable because it does not include provisions to prevent the artificial suppression of prices caused by state-approved out-of-market payments.  On April 27, 2016, FERC granted the complaints against AEP and FirstEnergy, and required AEP and FirstEnergy to file the Ohio PPAs with FERC for further review.  The second complaint against PJM regarding bidding rules remains pending. Additionally, on May 2, 2016, FirstEnergy filed an administrative appeal before the Public Utility Commission of Ohio proposing an alternative contract structure, which NRG also opposes.
New England (GenOn and GenOn Americas Generation)
Winter Reliability Program — On August 8, 2016, FERC issued an Order on Remand establishing a new proceeding into whether rates charged in the 2013/2014 Winter Reliability Program were just and reasonable. The Winter Reliability Program paid generators, including GenOn, for certain costs associated with ensuring reliability during the winter period. The Order on Remand follows a D.C. Circuit opinion questioning whether FERC had adequately justified its acceptance of ISO-NE's proposed rates. The order directs ISO-NE to (i) collect information from each market participant on its costs of participating in the program, and (ii) directs ISO-NE to analyze whether the market results were competitive. Depending on the outcome of the proceeding, FERC could potentially direct refunds of some or all of the revenues earned by GenOn.
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

On April 15, 2016, ISO-NE submitted its compliance filing to FERC, which includes revisions to its system-wide demand curve by proposing a convex curve with a transition curve for up to three forward capacity auctions.  NRG protested the filing. On June 28, 2016, FERC accepted ISO-NE's compliance filing and accepted the transition period. The change in the demand curve will affect the market design governing future capacity auctions in New England.
New York
FERC Investigation of NYISO RMR Practices — On February 19, 2015, pursuant to Section 206 of the FPA, FERC found NYISO’s tariff to be unjust and unreasonable because it did not contain provisions governing the retention of and compensation to generating units for reliability. FERC ordered NYISO to adopt tariff provisions containing a proposed RMR rate schedule and pro forma RMR agreement. On October 19, 2015, NYISO filed its tariff revisions at FERC. NRG protested the filing. On April 21, 2016, FERC rejected in part and accepted in part NYISO’s proposed tariff provisions. Multiple parties filed for rehearing. NYISO will make a compliance filing by September 19, 2016. Resolution of this matter will affect how long uneconomic resources must stay in the market before they are allowed to retire, as well as the impact units retained for reliability will have on market prices.
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
A number of regulations with the potential to affect the Registrants and their facilities are in development, under review or have been recently promulgated by the EPA, including ESPS/NSPS for GHGs, ash disposal requirements, NAAQS revisions and implementation and effluent guidelines. The Registrants are currently reviewing the outcome and any resulting impact of recently promulgated regulations and cannot fully predict such impact until legal challenges are resolved.
The Registrants' environmental matters are described in the Registrants' 2015 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 12, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
Clean Power Plan — The national and international attention (including the Paris Agreement) in recent years on GHG emissions has resulted in federal and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. The CPP rule faces numerous legal challenges that likely will take several years to resolve. On February 9, 2016, the U.S. Supreme Court stayed the CPP. In May 2016, the U.S. Court of Appeals for the D.C. Circuit announced that it would hold oral argument on the challenges to the CPP while sitting en banc on September 27, 2016.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1, for a discussion of recent accounting developments.
Significant Events
The following significant events occurred during the first six months of 2016, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:

•
Asset Dispositions — During the first quarter of 2016, GenOn completed the sales of Seward and Shelby on February 2, 2016 and March 1, 2016, respectively. In addition, on May 12, 2016, GenOn entered into an agreement to sell 100% of its interests in the Aurora generating station. The sale of Aurora was completed on July 12, 2016.

•	Impairment Losses — During the second quarter of 2016, GenOn recorded impairment losses on its Mandalay and Ormond Beach facilities totaling $59 million.

Consolidated Results of Operations
GenOn
The following table provides selected financial information for GenOn:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2016	2015	Change %	2016	2015	Change %
Operating Revenues
Energy revenue (a)	$276	$331	(17)%	$636	$995	(36)%
Capacity revenue (a)	175	194	(10)	376	372	1
Mark-to-market for economic hedging activities	(64)	25	(356)	(91)	(74)	(23)
Other revenues	11	10	10	56	24	133
Total operating revenues	398	560	(29)	977	1,317	(26)
Operating Costs and Expenses
Generation cost of sales (a)	160	223	(28)	360	595	(39)
Mark-to-market for economic hedging activities	1	10	90	—	59	(100)
Contract and emissions credit amortization	(12)	(10)	20	(20)	(17)	(18)
Operations and maintenance	148	182	19	318	358	(11)
Other cost of operations	22	22	—	33	45	(27)
Total cost of operations	319	427	(25)	691	1,040	(34)
Depreciation and amortization	47	55	(15)	94	111	(15)
Impairment losses	59	—	—	59	—	—
General and administrative	49	48	2	97	98	(1)
Total operating costs and expenses	474	530	(11)	941	1,249	(25)
Gain on sale of assets	—	—	—	32	—	—
Operating (Loss)/Income	(76)	30	(353)	68	68	—
Other Income/(Expense)
Other income, net	3	1	200	4	4	—
Interest expense	(43)	(49)	(12)	(88)	(102)	14
Total other expense	(40)	(48)	(17)	(84)	(98)	14
Loss Before Income Taxes	(116)	(18)	N/M	(16)	(30)	47
Income tax benefit	—	—	—	(1)	(1)	—
Net Loss	$(116)	$(18)	N/M	$(15)	$(29)	48
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$1.95	$2.64	(26)	$2.02	$2.81	(28)
MWh sold (in thousands)	5,918	6,801	(13)	12,055	15,805	(24)
MWh generated (in thousands)	5,983	7,440	(20)	12,153	16,448	(26)

(a)	Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful.

Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the three and six months ended June 30, 2016 and 2015. Average on-peak power prices decreased primarily due to the decrease in natural gas prices for the three and six months ended June 30, 2016, as compared to the same periods in 2015.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended June 30,
	2016	2015	Change %
MISO - Louisiana Hub (b)	37.10	39.15	(5)%
NY J/NYC	29.31	34.68	(15)%
NY A/West NY	35.61	38.92	(9)%
NEPOOL	28.24	28.40	(1)%
PEPCO (PJM)	37.52	44.42	(16)%
PJM West Hub	32.71	39.23	(17)%
CAISO - NP15	26.15	39.29	(33)%
CAISO - SP15	27.14	27.62	(2)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.

	Average on Peak Power Price ($/MWh) (a)
	Six months ended June 30,
	2016	2015	Change %
MISO - Louisiana Hub (b)	30.30	38.20	(21)%
NY J/NYC	31.30	58.11	(46)%
NY A/West NY	32.94	46.35	(29)%
NEPOOL	29.53	58.62	(50)%
PEPCO (PJM)	35.94	52.97	(32)%
PJM West Hub	31.50	48.31	(35)%
CAISO - NP15	25.01	36.92	(32)%
CAISO - SP15	25.21	30.19	(16)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following tables summarize average realized power prices for each Registrant for the three and six months ended June 30, 2016 and 2015, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)
	Three months ended June 30,
Region	2016	2015	Change %
GenOn	$46.64	$48.67	(4)%
GenOn Americas Generation(a)	78.65	82.37	(5)%
GenOn Mid-Atlantic	93.77	81.72	15%
(a) Excludes pass-through amounts for GenOn Energy Management

	Average Realized Power Price ($/MWh)
	Six months ended June 30,
Region	2016	2015	Change %
GenOn	$52.76	$62.95	(16)%
GenOn Americas Generation(a)	99.40	104.25	(5)%
GenOn Mid-Atlantic	106.50	92.14	16%
(a) Excludes pass-through amounts for GenOn Energy Management

Though the average on peak power prices have decreased on average by 13% and 35% for the three and six months ended June 30, 2016, respectively, average realized prices for each of the Registrants' have either increased or decreased at a slower rate year-over-year due to the Registrants' multi-year hedging program and the success of the Registrants' commercial operations team that optimizes the value of the assets on a daily basis.

Gross Margin
The Registrants' calculate gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, other costs of sales, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Registrants evaluate their operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Economic gross margin should be viewed as a supplement to and not a substitute for the Registrants' presentation of gross margin, which is the most directly comparable GAAP measure. Economic gross margin is not intended to represent gross margin. The Registrants believe that economic gross margin is useful to investors as it is a key operational measure reviewed by the Registrants' chief operating decision maker. Economic gross margin is defined as the sum of energy revenue, capacity revenue and other revenue, less cost of fuel and other cost of sales.
The economic gross margin does not include mark-to-market gains or losses on economic hedging activities that are not yet settled, contract amortization, emission credit amortization, or other operating costs.
The following tables presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$276	$331	$636	$995
Capacity revenue	175	194	376	372
Mark-to-market for economic hedging activities	(64)	25	(91)	(74)
Other revenues	11	10	56	24
Operating revenue	398	560	977	1,317
Cost of fuel	(135)	(202)	(305)	(559)
Other cost of sales	(25)	(21)	(55)	(36)
Mark-to-market for economic hedging activities	(1)	(10)	—	(59)
Contract and emission credit amortization	12	10	20	17
Gross margin	$249	$337	$637	$680
Less: Mark-to-market for economic hedging activities, net	(65)	15	(91)	(133)
Less: Contract and emission credit amortization, net	12	10	20	17
Economic gross margin	$302	$312	$708	$796

Gross margin decreased by $88 million and economic gross margin decreased by $10 million for the three months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin due to a 11% decrease in PJM cleared auction capacity volumes and higher purchased capacity to cover capacity supply obligations due to deactivated plants	$(16)
Lower gross margin due to an 18% decrease in generation driven by less economic generation, plant deactivations, fuel conversions and asset sales	(6)
Lower gross margin due to decreased contracted capacity in California due to increased competition	(6)
Higher gross margin due to a 24% decrease in natural gas prices due to short-term natural gas contract terms and a 2% increase in average realized energy prices	14
Other	4
Decrease in economic gross margin	$(10)
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(80)
Increase in contract and emission credit amortization	2
Decrease in gross margin	$(88)
Gross margin decreased by $43 million and economic gross margin decreased by $88 million for the six months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin due to a 26% decrease in generation due to milder weather and units not operating in the current year for anticipated fuel conversions	$(118)
Lower gross margin due to a 13% decrease in PJM cleared auction capacity volumes and higher purchased capacity to cover capacity supply obligations due to plant deactivations	(47)
Higher gross margin due to a 17% increase in PJM cleared auction capacity prices due to a decrease in available supply and transmission constraints in select regions	39
Higher gross margin due to sale of emission credits	36
Higher gross margin due to prior year market adjustments for fuel oil inventory for Bowline and Osceola	11
Other	(9)
Decrease in economic gross margin	$(88)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	42
Increase in contract and emission credit amortization	3
Decrease in gross margin	$(43)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(66)	$(45)	$(167)	$(132)
Net unrealized gains on open positions related to economic hedges	2	70	76	58
Total mark-to-market (losses)/gains in operating revenues	$(64)	$25	$(91)	$(74)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$20	$4	$51	$5
Net unrealized losses on open positions related to economic hedges	(21)	(14)	(51)	(64)
Total mark-to-market losses in operating costs and expenses	$(1)	$(10)	$—	$(59)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended June 30, 2016, the $64 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $1 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, largely offset by the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
For the six months ended June 30, 2016, the $91 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices and an increase in the value of forward purchases of natural gas contracts as a result of increases in natural gas prices. Operating costs and expenses from economic hedge positions was $0 million which was driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
As further discussed in Note 5, Accounting for Derivative Instruments and Hedging Activities, during the third quarter of 2016, GenOn will close out and financially settle certain open positions with an additional counterparty. These positions had a fair market value of $80 million as of June 30, 2016 and GenOn expects to realize gains relating to a substantial portion of the value. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades and reduce expected collateral costs associated with exchange cleared hedge transactions. As of July 31, 2016, GenOn has realized $98 million due to the closure and financial settlement of these positions which would have otherwise been realized in 2017 through 2019.
.

Operations and Maintenance
Operations and maintenance decreased by $34 million for the three months ended June 30, 2016, compared to the same period in 2015 primarily due to decreased operating and maintenance costs resulting from the sale of Seward during the first quarter of 2016 as well as decreased outage hours at Bowline and Canal in the current year.

Operations and maintenance decreased by $40 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to lower variable costs due to less generation in the current year, the sale of Seward during the first quarter of 2016, and lower maintenance due to prior year outages at Bowline and Canal. This decrease was partially offset by an increase in environmental expenses and higher outage expense at Avon Lake during the current year.

Other Cost of Operations
Other cost of operations remained flat for the three months ended June 30, 2016, compared to the same period in 2015.

Other cost of operations decreased by $12 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for Chalk Point and Dickerson.

Impairment Losses

During the three months ended June 30, 2016, the Company recorded an impairment loss of $59 million primarily due to impairment of Mandalay and Ormond Beach operating units. These losses are further described in Note 6, Impairments.

Gain on Sale of Assets

The $32 million gain on sale of assets during the six months ended June 30, 2016 reflects the gain on the sales of Seward and land at Potrero which were completed during the first quarter of 2016.

Interest Expense

Interest expense decreased by $6 million during the three months ended June 30, 2016, compared to the same period in 2015 and decreased by $14 million during the six months ended June 30, 2016, compared to the same period in 2015 due to the repurchase of GenOn and GenOn Americas Generation senior notes during the fourth quarter of 2015.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2016	2015	Change %	2016	2015	Change %
Operating Revenues
Energy revenue (a)	$249	$300	(17)%	$582	$924	(37)%
Capacity revenue (a)	183	202	(9)	390	383	2
Mark-to-market for economic hedging activities	(97)	6	N/M	(153)	(80)	(91)
Other revenues	5	6	(17)	9	13	(31)
Total operating revenues	340	514	(34)	828	1,240	(33)
Operating Costs and Expenses
Generation cost of sales (a)	244	347	(30)	534	892	(40)
Mark-to-market for economic hedging activities	(3)	8	(138)	(5)	39	(113)
Operations and maintenance	75	94	(20)	162	181	(10)
Other cost of operations	13	14	(7)	16	28	(43)
Total cost of operations	329	463	(29)	707	1,140	(38)
Depreciation and amortization	19	20	(5)	38	37	3
General and administrative	20	20	—	41	41	—
Total operating costs and expenses	368	503	(27)	786	1,218	(35)
Gain on sale of assets	—	—	—	3	—	—
Operating (Loss)/Income	(28)	11	(355)	45	22	105
Other Expense
Other income, net	1	—	—	1	—	—
Interest expense	(14)	(17)	(18)	(29)	(35)	17
Total other expense	(13)	(17)	(24)	(28)	(35)	20
(Loss)/Income Before Income Taxes	(41)	(6)	N/M	17	(13)	231
Income tax	—	—	—	—	—	—
Net (Loss)/Income	$(41)	$(6)	N/M	$17	$(13)	231
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$1.95	$2.64	(26)	$2.02	$2.81	(28)
MWh sold (in thousands)	2,187	1,736	26	4,145	5,007	(17)
MWh generated (in thousands)	2,238	2,166	3	4,202	5,429	(23)
(a)    Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful.

The following tables presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$249	$300	$582	$924
Capacity revenue	183	202	390	383
Mark-to-market for economic hedging activities	(97)	6	(153)	(80)
Other revenues	5	6	9	13
Operating revenue	340	514	828	1,240
Cost of fuel	(75)	(88)	(164)	(299)
Other cost of sales	(169)	(259)	(370)	(593)
Mark-to-market for economic hedging activities	3	(8)	5	(39)
Gross margin	$99	$159	$299	$309
Less: Mark-to-market for economic hedging activities, net	(94)	(2)	(148)	(119)
Economic gross margin	$193	$161	$447	$428
Gross margin and economic gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$77	$157	$170	$402
Capacity revenue	86	105	185	187
Mark-to-market for economic hedging activities	(2)	—	(8)	1
Other revenues	—	1	2	3
Operating revenue	161	263	349	593
Cost of fuel	9	15	18	19
Other cost of sales	154	248	339	573
Mark-to-market for economic hedging activities	(2)	—	(8)	1
Gross margin and economic gross margin	$—	$—	$—	$—

Gross margin decreased by $60 million and economic gross margin increased by $32 million for the three months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin at GenOn-Mid Atlantic due to a 33% increase in average realized energy prices due to beneficial hedges including gains realized from settling all open positions with one of its counterparties and a decrease in natural gas prices due to short-term natural gas contract terms	$43
Higher gross margin in New York due to prior year outages at Bowline resulting from the Unit 2 restoration project and in California at Pittsburg which was operating under a toll in 2015	26
Lower generation at GenOn Mid-Atlantic due to a 21% decrease in generation due to less economic generation resulting from milder weather conditions	(18)
Lower gross margin due to a 67% decrease in average realized energy prices in New York and New England	(18)
Lower gross margin due to a 5% decrease in PJM cleared auction capacity volumes due to plant deactivations and an increase in purchased capacity	(6)
Other	5
Increase in economic gross margin	$32
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(92)
Decrease in gross margin	$(60)
Gross margin decreased by $10 million and economic gross margin increased by $19 million for the six months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin at GenOn Mid-Atlantic due to a 22% increase in average realized energy prices due to beneficial hedges including gains realized from settling all open positions with one of its counterparties and a decrease in natural gas prices due to short-term natural gas contract terms	$87
Higher gross margin in New York due to prior year outages at Bowline resulting from the Unit 2 restoration project and in California at Pittsburg which was operating under a toll in 2015	15
Higher gross margin due to a 14% increase in PJM cleared auction capacity prices	14
Higher gross margin due to prior year market adjustments for fuel oil inventory	12
Lower gross margin at GenOn Mid-Atlantic due to a 25% decrease in generation due to less economic generation resulting from milder weather conditions	(62)
Lower gross margin due to a 56% decrease in average realized energy prices in New York and New England slightly offset by a 61% decrease in contracted natural gas prices	(29)
Lower gross margin due to a 6% decrease in PJM cleared auction capacity volumes due to plant deactivations and an increase in purchased capacity	(17)
Other	(1)
Increase in economic gross margin	$19
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(29)
Decrease in gross margin	$(10)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(71)	$(38)	$(164)	$(137)
Net unrealized (losses)/gains on open positions related to economic hedges	(26)	44	11	57
Total mark-to-market (losses)/gain in operating revenues	$(97)	$6	$(153)	$(80)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$19	$3	$45	$7
Net unrealized losses on open positions related to economic hedges	(16)	(11)	(40)	(46)
Total mark-to-market gains/(losses) in operating costs and expenses	$3	$(8)	$5	$(39)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended June 30, 2016, the $97 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period as well as a decrease in the value of forward sales of power contracts as a result of increases in forward power prices. The $3 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
For the six months ended June 30, 2016, the $153 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices and an increase in the value of forward purchases of natural gas contracts as a result of increases in natural gas prices. The $5 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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

As further discussed in Note 5, Accounting for Derivative Instruments and Hedging Activities, during the third quarter of 2016, GenOn Americas Generation will close out and financially settle certain open positions with an additional counterparty. These positions had a fair market value of $40 million as of June 30, 2016 and GenOn Americas Generation expects to realize gains relating to a substantial portion of the value. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades and reduce expected collateral costs associated with exchange cleared hedge transactions. As of July 31, 2016, GenOn Americas Generation has realized $50 million due to the closure and financial settlement of these positions which would have otherwise been realized in 2017 through 2019.
Operations and Maintenance
Operations and maintenance decreased by $19 million for the three months ended June 30, 2016, compared to the same period in 2015 as a result of decreases due to lower variable costs due to less generation in the current year and lower maintenance due to prior year outages at Bowline and Canal.
Operations and maintenance decreased by $19 million for the six months ended June 30, 2016, compared to the same period in 2015 as a result of decreases due to lower variable costs due to less generation in the current year and lower maintenance due to prior year outages at Bowline and Canal. This decrease was partially offset by an increase in environmental expenses and higher outage expense at Chalk Point during the current year.
Other Cost of Operations
Other cost of operations decreased by $1 million for the three months ended June 30, 2016, compared to the same period in 2015 primarily.
Other cost of operations decreased by $12 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for Chalk Point and Dickerson.
Gain on Sale of Assets
The $3 million gain on sale of assets during the six months ended June 30, 2016 reflects the gain on the sale of land at Potrero which was completed during the first quarter of 2016.
Interest Expense
Interest expense decreased by $3 million during the three months ended June 30, 2016, compared to the same period in 2015 and decreased by $6 million during the six months ended June 30, 2016, compared to the same period in 2015 due to the repurchase of GenOn Americas Generation senior notes during the fourth quarter of 2015.

GenOn Mid-Atlantic

The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2016	2015	Change %	2016	2015	Change %
Operating Revenues
Energy revenue (a)	$146	$139	5%	$349	$380	(8)%
Capacity revenue (a)	59	59	—	123	114	8
Mark-to-market for economic hedging activities	(84)	(4)	N/M	(120)	(28)	(329)
Other revenues	1	2	(50)	3	6	(50)
Total operating revenues	122	196	(38)	355	472	(25)
Operating Costs and Expenses
Generation cost of sales (a)	60	80	(25)	144	200	(28)
Mark-to-market for economic hedging activities	(3)	9	(133)	1	40	(98)
Operations and maintenance	61	61	—	133	121	10
Other cost of operations	10	10	—	10	20	(50)
Total cost of operations	128	160	(20)	288	381	(24)
Depreciation and amortization	14	17	(18)	29	33	(12)
General and administrative	15	14	7	30	29	3
Total operating costs and expenses	157	191	(18)	347	443	(22)
Operating (Loss)/Income	(35)	5	N/M	8	29	(72)
Other Expense
Interest expense	(2)	(1)	(100)	(2)	(2)	—
Total other expense	(2)	(1)	100	(2)	(2)	—
(Loss)/Income Before Income Taxes	(37)	4	N/M	6	27	(78)
Income tax	—	—	—	—	—	—
Net (Loss)/Income	$(37)	$4	N/M	$6	$27	(78)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$1.95	$2.64	(26)	$2.02	$2.81	(28)
MWh sold (in thousands)	1,557	1,701	(8)	3,277	4,124	(21)
MWh generated (in thousands)	1,615	2,033	(21)	3,356	4,456	(25)

(a)    Includes realized gains and losses from financially settled transactions.
N/M - Not meaningful.

The following tables presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$146	$139	$349	$380
Capacity revenue	59	59	123	114
Mark-to-market for economic hedging activities	(84)	(4)	(120)	(28)
Other revenues	1	2	3	6
Operating revenue	122	196	355	472
Cost of fuel	(51)	(71)	(123)	(181)
Other cost of sales	(9)	(9)	(21)	(19)
Mark-to-market for economic hedging activities	3	(9)	(1)	(40)
Gross margin	$65	$107	$210	$232
Less: Mark-to-market for economic hedging activities, net	(81)	(13)	(121)	(68)
Economic gross margin	$146	$120	$331	$300
Gross margin decreased by $42 million and economic gross margin increased by $26 million for the three months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to a 33% increase in average realized energy prices due to beneficial hedges including gains realized from settling all open positions with one of its counterparties and a decrease in natural gas prices due to short-term natural gas contract terms	$43
Lower gross margin due to a 21% decrease in generation due to less economic generation resulting from milder weather conditions	(18)
Lower gross margin due to a 5% decrease in PJM cleared auction capacity volumes as capacity supply obligations expired at Potomac River slightly offset by a 4% increase in PJM cleared auction capacity prices	(1)
Other	2
Increase in economic gross margin	$26
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(68)
Decrease in gross margin	$(42)
Gross margin decreased by $22 million and economic gross margin increased by $31 million for the six months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to a 22% increase in average realized energy prices due to beneficial hedges including gains realized from settling all open positions with one of its counterparties and a decrease in natural gas prices due to short-term natural gas contract terms	$87
Higher gross margin due to a 14% increase in PJM cleared auction capacity prices	15
Lower gross margin due to a 25% decrease in generation due to less economic generation resulting from milder weather conditions	(62)
Lower gross margin due to a 6% decrease in PJM cleared auction capacity volumes as capacity supply obligations expired at Potomac River	(7)
Other	(2)
Increase in economic gross margin	$31
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(53)
Decrease in gross margin	$(22)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(67)	$(35)	$(139)	$(66)
Net unrealized (losses)/gains on open positions related to economic hedges	(17)	31	19	38
Total mark-to-market losses in operating revenues	$(84)	$(4)	$(120)	$(28)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$20	$3	$40	$7
Net unrealized losses on open positions related to economic hedges	(17)	(12)	(41)	(47)
Total mark-to-market gains/(losses) in operating costs and expenses	$3	$(9)	$(1)	$(40)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended June 30, 2016, the $84 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period as well as a decrease in the value of forward sales of power contracts as a result of increases in forward power prices. The $3 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
For the six months ended June 30, 2016, the $120 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices and an increase in the value of forward purchases of natural gas contracts as a result of increase in natural gas. The $1 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, largely offset by the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
As further discussed in Note 5, Accounting for Derivative Instruments and Hedging Activities, during the third quarter of 2016, GenOn Mid-Atlantic will close out and financially settle certain open positions with an additional counterparty. These positions had a fair market value of $40 million as of June 30, 2016 and GenOn Mid-Atlantic expects to realize gains relating to a substantial portion of the value. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades and reduce expected collateral costs associated with exchange cleared hedge transactions. As of July 31, 2016, GenOn Mid-Atlantic has realized $50 million due to the closure and financial settlement of these positions which would have otherwise been realized in 2017 through 2019.

Operations and Maintenance
Operations and maintenance remained flat for the three months ended June 30, 2016, compared to the same period in 2015.

Operations and maintenance increased by $12 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to higher operating expenses due to an increase in environmental expenses and higher outage expense at Chalk Point slightly offset by lower variable costs due to decreased generation.

Other Cost of Operations
Other cost of operations remained flat for the three months ended June 30, 2016, compared to the same period in 2015.

Other cost of operations decreased by $10 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for Chalk Point and Dickerson.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2016 and December 31, 2015, the Registrants' liquidity was comprised of the following:

	June 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$168	$174
GenOn Mid-Atlantic (a)	324	299
REMA (a)	149	192
Total	641	665
Credit facility availability	219	222
Total liquidity (b)	$860	$887
(a) At June 30, 2016, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
(b) GenOn's liquidity excludes proceeds of $369 million received for the sale of Aurora which was completed on July 12, 2016.

For the six months ended June 30, 2016, total liquidity decreased $27 million.
As further described in Note 1, Basis of Presentation, management believes that the Registrants' liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As disclosed in Note 7, Debt and Capital Leases, $707 million of GenOn's senior unsecured notes are current and due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity to repay the senior unsecured notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern. If GenOn cannot continue as a going concern, this may have a material adverse impact on GenOn's liquidity, results of operations, cash flows and financial position.
NRG, GenOn’s parent company, has no obligation to provide any financial support other than as described in Note 9, Related Party Transactions.
GenOn is currently considering all options available to it, including negotiations with creditors, refinancing the senior unsecured notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors as part of this process.
Management continues to regularly monitor the ability of GenOn Americas Generation and GenOn Mid-Atlantic to finance the needs of its long-term operating, financing and investing activities.

Restricted Payments Tests
Of the $641 million of cash and cash equivalents of the Registrants' as of June 30, 2016, $324 million and $149 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of June 30, 2016, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments. GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn senior notes due 2018 and 2020 and the related indentures also restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At June 30, 2016, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
Credit Ratings
On May 24, 2016, S&P lowered its corporate credit ratings on GenOn to CCC from CCC+. The ratings outlook for GenOn, GenOn Americas Generation, GenOn Mid-Atlantic and REMA is negative. S&P also lowered the issue-level ratings on the GenOn senior notes to CCC+ from B-, the GenOn Americas Generation senior notes to CCC from CCC+, and the pass-through certificates at REMA to B- from B. S&P upgraded the rating on the pass-through certificates at GenOn Mid-Atlantic to B- from CCC+.
On March 21, 2016, Moody's lowered its corporate credit ratings on GenOn to Caa2 from B3. The ratings outlook for GenOn, GenOn Mid-Atlantic, REMA and GenOn Americas Generation is negative. Moody's also lowered the issue-level ratings on the GenOn senior notes to Caa2 from B3, the pass-through certificates at GenOn Mid-Atlantic to B2 from Ba3 and the GenOn Americas Generation senior notes to Caa2 from Caa1. The issue rating on the pass-through certificates of REMA was reaffirmed by Moody's at B2.
The following table summarizes the Registrants' credit ratings of its senior notes as of August 9, 2016:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	CCC+	Caa2
GenOn 9.500% Senior Notes, due 2018	CCC+	Caa2
GenOn 9.875% Senior Notes, due 2020	CCC+	Caa2
GenOn Americas Generation 8.500% Senior Notes, due 2021	CCC+	Caa2
GenOn Americas Generation 9.125% Senior Notes, due 2031	CCC+	Caa2
Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations and the intercompany revolving credit agreement with NRG, described more fully in Note 9, Related Party Transactions. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.

Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.
Capital Expenditures
The following table and description summarizes the Registrant's capital expenditures for maintenance, environmental, and fuel conversions/additions for the six months ended June 30, 2016, and currently estimated capital expenditures forecast for the remainder of 2016.

	Maintenance	Environmental	Fuel Conversions/ Additions	Total
	(In millions)
Total cash capital expenditures for the six months ended June 30, 2016
GenOn	$77	$27	$76	$180
GenOn Americas Generation	22	5	—	27
GenOn Mid-Atlantic	21	3	—	24
Estimated capital expenditures for the remainder of 2016
GenOn	75	35	44	154
GenOn Americas Generation	40	6	—	46
GenOn Mid-Atlantic	42	7	—	49

Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating facility through 2026 and leases 16.45% and 16.67% interests in the KeyStone and Conemaugh coal generation facilities, respectively, through 2034. In addition, GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associate property through 2029 and 2034, respectively. GenOn and GenOn Mid-Atlantic account for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively.
The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the six months ended June 30, 2016 and the future payments for the remaining term of the respective lease agreements.

	Six Months Ended June 30, 2016	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
REMA	$13	$48	$63	$55	$65	$56	$278	$578
GenOn Mid-Atlantic	128	22	144	105	139	105	442	1,085
Total Minimum Lease Payment	$141	$70	$207	$160	$204	$161	$720	$1,663

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through June 30, 2016, see Note 10, Commitments and Contingencies, to this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2015 Form 10-K. Except as presented below, there have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2015 Form 10-K.
There is no assurance GenOn will continue as a going concern.
GenOn’s condensed consolidated financial statements have been prepared assuming GenOn will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should GenOn be unable to continue as a going concern. Such adjustments could have a material adverse impact on GenOn results of operations, cash flows and financial position.
As disclosed in Note 7, Debt and Capital Leases, to this Form 10-Q, $707 million of GenOn's senior unsecured notes outstanding are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity to repay the senior unsecured notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern.
As of June 30, 2016, GenOn has cash and cash equivalents of $641 million, of which $324 million and $149 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its lease. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support other than as described in Note 9, Related Party Transactions.
GenOn is currently considering all options available to it, including negotiations with creditors, refinancing the senior unsecured notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors as part of this process.
The Registrants are exposed to possible losses that may occur from the failure to maintain counterparties or the failure of a counterparty to perform according to the terms of a contractual arrangement, particularly in connection with non-collateralized power hedges with financial institutions.

        Failure of the Registrants to maintain counterparties or the failure of a counterparty to perform according to the terms of a contractual arrangement may result in losses to the Registrants.  Specifically, GenOn Mid-Atlantic's credit exposures on power and gas hedges with financial institutions in excess of applicable collateral thresholds are senior unsecured obligations of such counterparties. Deterioration in the financial condition of such counterparties could result in their failure to pay amounts owed to GenOn Mid-Atlantic or to perform obligations or services owed to GenOn Mid-Atlantic beyond collateral posted. In addition, the Registrants may not be able to find market participants that are willing to act as hedging counterparties, which could have an adverse effect on the success of the Registrants’ hedging activities.

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

Date: August 9, 2016

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

Date: August 9, 2016

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

Date: August 9, 2016