Form 10-Q
period 2016-09-30
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2016-11-04
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2016

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2015 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2015
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
EMAAC	Eastern Mid-Atlantic Area Council
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating stations under operating leases
GenOn Senior Notes
GenOn's $1.8 billion outstanding unsecured senior notes consisting of $691 million of 7.875% senior notes due 2017, $650 million of 9.5% senior notes due 2018, and $489 million of 9.875% senior notes due 2020

GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
ISO	Independent System Operator, also referred to as RTO

ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate
MAAC	Mid-Atlantic Area Council
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income/(Loss)
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PUCO	Public Utility Commission of Ohio
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
Seward	The Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby County Generating Station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
U.S.	United States of America

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$544	$651	$1,515	$1,959
Operating revenues — affiliate	(12)	(3)	(6)	6
Total operating revenues	532	648	1,509	1,965
Operating Costs and Expenses
Cost of operations	279	361	864	1,269
Cost of operations — affiliate	74	78	180	210
Depreciation and amortization	59	52	153	163
Impairment losses	—	—	59	—
General and administrative	10	4	14	5
General and administrative — affiliate	46	42	139	139
Total operating costs and expenses	468	537	1,409	1,786
Gain on sale of assets	262	—	294	—
Operating Income	326	111	394	179
Other Income/(Expense)
Other income, net	2	—	6	4
Interest expense	(41)	(49)	(123)	(146)
Interest expense — affiliate	(3)	(3)	(9)	(8)
Total other expense	(42)	(52)	(126)	(150)
Income Before Income Taxes	284	59	268	29
Income tax expense	21	1	20	—
Net Income	$263	$58	$248	$29

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Income	$263	$58	$248	$29
Other Comprehensive Loss, net of tax of $0:
Defined benefit plans	—	—	—	(2)
Other comprehensive loss	—	—	—	(2)
Comprehensive Income	$263	$58	$248	$27

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,218	$665
Funds deposited by counterparties	10	51
Accounts receivable — trade	106	92
Inventory	363	448
Derivative instruments	159	544
Derivative instruments — affiliate	5	30
Cash collateral paid in support of energy risk management activities	119	48
Prepaid rent and other current assets	136	144
Current assets held-for-sale	—	6
Total current assets	2,116	2,028
Property, plant and equipment, net	2,670	2,831
Other Assets
Intangible assets, net	54	74
Derivative instruments	43	154
Derivative instruments — affiliate	1	1
Other non-current assets	346	253
Non-current assets held-for-sale	—	105
Total other assets	444	587
Total Assets	$5,230	$5,446
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$707	$4
Accounts payable	97	112
Accounts payable — affiliate	78	71
Derivative instruments	188	465
Derivative instruments — affiliate	17	10
Cash collateral received in support of energy risk management activities	10	51
Accrued expenses and other current liabilities	262	201
Current liabilities held-for-sale	—	2
Total current liabilities	1,359	916
Other Liabilities
Long-term debt and capital leases	2,016	2,762
Derivative instruments	27	102
Derivative instruments — affiliate	13	14
Out-of-market contracts	830	892
Other non-current liabilities	465	484
Non-current liabilities held-for-sale	—	4
Total non-current liabilities	3,351	4,258
Total Liabilities	4,710	5,174
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	325	325
Retained earnings	211	(37)
Accumulated other comprehensive loss	(16)	(16)
Total Stockholder's Equity	520	272
Total Liabilities and Stockholder's Equity	$5,230	$5,446

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income	$248	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	163
Amortization of financing costs and debt discount/premiums	(39)	(43)
Amortization of out-of-market contracts and emission allowances	(58)	(23)
Gain on sale of asset	(294)	—
Impairment losses	59	—
Changes in derivative instruments	175	158
Changes in collateral deposits supporting energy risk management activities	(71)	(35)
Proceeds from sale of emission allowances	36	—
Changes in other working capital	22	103
Net Cash Provided by Operating Activities	231	352
Cash Flows from Investing Activities
Capital expenditures	(239)	(175)
Proceeds from sale of assets, net of cash disposed of	563	—
Other	2	—
Net Cash Provided/(Used) by Investing Activities	326	(175)
Cash Flows from Financing Activities
Payments for short and long-term debt	(4)	(4)
Net Cash Used by Financing Activities	(4)	(4)
Net Increase in Cash and Cash Equivalents	553	173
Cash and Cash Equivalents at Beginning of Period	665	920
Cash and Cash Equivalents at End of Period	$1,218	$1,093

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$494	$587	$1,362	$1,808
Operating revenues — affiliate	56	21	16	40
Total operating revenues	550	608	1,378	1,848
Operating Costs and Expenses
Cost of operations	172	181	510	711
Cost of operations — affiliate	264	315	633	925
Depreciation and amortization	21	18	59	55
General and administrative — affiliate	21	20	62	61
Total operating costs and expenses	478	534	1,264	1,752
Gain on sale of assets	74	—	77	—
Operating Income	146	74	191	96
Other Income/(Expense)
Other income, net	1	—	2	—
Interest expense	(14)	(17)	(39)	(49)
Interest expense — affiliate	(1)	(1)	(5)	(4)
Total other expense	(14)	(18)	(42)	(53)
Income Before Income Taxes	132	56	149	43
Income tax	—	—	—	—
Net Income	$132	$56	$149	$43

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$472	$246
Funds deposited by counterparties	10	51
Accounts receivable — trade	93	86
Note receivable — affiliate	331	331
Inventory	220	289
Derivative instruments	159	545
Derivative instruments — affiliate	140	316
Cash collateral paid in support of energy risk management activities	117	39
Prepaid rent and other current assets	79	84
Total current assets	1,621	1,987
Property, plant and equipment, net	1,119	1,116
Other Assets
Intangible assets, net	54	73
Derivative instruments	42	154
Derivative instruments — affiliate	40	81
Other non-current assets	211	131
Total other assets	347	439
Total Assets	$3,087	$3,542
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$55	$48
Accounts payable — affiliate	70	109
Derivative instruments	188	465
Derivative instruments — affiliate	115	272
Cash collateral received in support of energy risk management activities	10	51
Accrued expenses and other current liabilities	110	104
Total current liabilities	548	1,049
Other Liabilities
Long-term debt	747	752
Derivative instruments	27	102
Derivative instruments — affiliate	56	80
Out-of-market contracts	499	520
Other non-current liabilities	129	107
Total non-current liabilities	1,458	1,561
Total Liabilities	2,006	2,610
Commitments and Contingencies
Member’s Equity
Member’s interest	1,081	932
Total Member’s Equity	1,081	932
Total Liabilities and Member’s Equity	$3,087	$3,542

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income	$149	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59	55
Amortization of debt premiums	(5)	(7)
Amortization of out-of-market contracts and emission allowances	(20)	14
Gain on sale of assets	(77)	—
Changes in derivative instruments	182	132
Changes in collateral deposits supporting energy risk management activities	(78)	(35)
Changes in other working capital	(16)	—
Net Cash Provided by Operating Activities	194	202
Cash Flows from Investing Activities
Capital expenditures	(44)	(53)
Proceeds from sale of assets	76	—
Net Cash Provided/(Used) by Investing Activities	32	(53)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(4)
Net Cash Used by Financing Activities	—	(4)
Net Increase in Cash and Cash Equivalents	226	145
Cash and Cash Equivalents at Beginning of Period	246	103
Cash and Cash Equivalents at End of Period	$472	$248

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$1	$4	$1	$8
Operating revenues — affiliate	229	216	584	684
Total operating revenues	230	220	585	692
Operating Costs and Expenses
Cost of operations	157	121	414	420
Cost of operations — affiliate	(10)	20	21	102
Depreciation and amortization	16	16	45	49
General and administrative — affiliate	15	15	45	44
Total operating costs and expenses	178	172	525	615
Operating Income	52	48	60	77
Other Income/(Expense)
Other income, net	1	—	1	—
Interest expense	(1)	—	(1)	(1)
Interest expense — affiliate	(1)	(1)	(3)	(2)
Total other expense	(1)	(1)	(3)	(3)
Income Before Income Taxes	51	47	57	74
Income tax	—	—	—	—
Net Income	$51	$47	$57	$74

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$483	$299
Accounts receivable — trade	3	2
Accounts receivable — affiliate	6	—
Inventory	103	172
Derivative instruments — affiliate	64	269
Prepaid rent and other current assets	74	79
Total current assets	733	821
Property, plant and equipment, net	931	925
Other Assets
Intangible assets, net	10	13
Derivative instruments — affiliate	8	83
Other non-current assets	201	125
Total other assets	219	221
Total Assets	$1,883	$1,967
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$25	$21
Accounts payable — affiliate	—	8
Derivative instruments — affiliate	66	163
Accrued expenses and other current liabilities	69	75
Total current liabilities	160	267
Other Liabilities
Derivative instruments — affiliate	9	32
Out-of-market contracts	499	520
Other non-current liabilities	60	50
Total non-current liabilities	568	602
Total Liabilities	728	869
Commitments and Contingencies
Member’s Equity
Member’s interest	1,155	1,098
Total Member’s Equity	1,155	1,098
Total Liabilities and Member’s Equity	$1,883	$1,967

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income	$57	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	49
Amortization of out-of-market contracts and emission allowances	(21)	(20)
Changes in derivative instruments	160	71
Changes in other working capital	(17)	(10)
Net Cash Provided by Operating Activities	224	164
Cash Flows from Investing Activities
Capital expenditures	(40)	(26)
Net Cash Used by Investing Activities	(40)	(26)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(4)
Net Cash Used by Financing Activities	—	(4)
Net Increase in Cash and Cash Equivalents	184	134
Cash and Cash Equivalents at Beginning of Period	299	157
Cash and Cash Equivalents at End of Period	$483	$291

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 15,826 MW of net electric generating capacity located in the U.S. During 2016, GenOn completed the sales of the Aurora, Seward and Shelby facilities and deactivated Avon Lake Unit 7, which were the primary drivers resulting in a net decrease in operating generation capacity of 1,927 MW from December 31, 2015.
GenOn Americas Generation is a wholesale power generator with approximately 7,907 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 15,826 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,605 MW of net electric generating capacity in Maryland near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,907 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating stations serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended September 30, 2016. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Registrants' financial statements in the Registrants' 2015 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of September 30, 2016, and the results of operations, comprehensive income/(loss) and cash flows for the three and nine months ended September 30, 2016, and 2015.
Liquidity and Ability to Continue as a Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming GenOn will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should GenOn be unable to continue as a going concern. Such adjustments could have a material adverse impact on GenOn's results of operations, cash flows and financial position.
As disclosed in Note 7, Debt and Capital Leases, as of September 30, 2016, $703 million of GenOn's Senior Notes outstanding are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern.

As of September 30, 2016, GenOn has cash and cash equivalents of $1.2 billion, of which $483 million and $110 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its lease. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support other than as described in Note 9, Related Party Transactions.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors and, during the third quarter of 2016, GenOn retained advisors as part of this process.
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

Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, for each of the Registrants as of September 30, 2016 and December 31, 2015:

	Property, plant and equipment Accumulated depreciation		Intangible assets Accumulated amortization
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
GenOn	$637	$614	$79	$40
GenOn Americas Generation	281	244	79	40
GenOn Mid-Atlantic	222	200	29	—
Recent Accounting Developments (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2016-16 — In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, or ASU No. 2016-16.  The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting.  The amendments of ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements.  The amendments of ASU No. 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Registrants are currently evaluating the impact of the standard on the Registrants’ results of operations, cash flows and financial position.
ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The amendments of ASU No. 2016-15 are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of ASU No. 2016-15 is required to be applied retrospectively. The Registrants are currently evaluating the impact of the standard on the Registrants’ statement of cash flows.
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02. The amendments of ASU No. 2016-02 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common leasing standard for GAAP and International Financial Reporting Standards, or IFRS, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting. The guidance in ASU No. 2016-02 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, ASU No. 2016-02 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU No. 2016-02 is required to be applied using a modified retrospective approach for the earliest period presented and early adoption is permitted. The Registrants are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard and evaluating the impact of ASU No. 2016-02 on the Registrants' results of operations, cash flows and financial position.

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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. In addition to ASU No. 2014-09, the FASB issued additional guidance which provides further clarification on Topic 606 including ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a four step process to be applied by an entity in evaluating its contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Registrants are working through an adoption plan which includes the evaluation of revenue contracts compared to the new standard and evaluating the impact of Topic 606 on the Registrants' results of operations, cash flows and financial position.
Note 3 — Dispositions (GenOn and GenOn Americas Generation)
Potrero Disposition (GenOn Americas Generation)
On September 26, 2016, NRG Potrero LLC, or Potrero, an indirect wholly owned subsidiary of GenOn Americas Generation, completed the sale of real property at the Potrero generating station located in San Francisco, CA to California Barrel Company, LLC for total consideration of $86 million comprised of $74 million of cash received, which is net of $8 million of closing costs and $4 million to be held in escrow in order to cover post closing obligations. The sale resulted in a gain of approximately $74 million recognized within GenOn Americas Generation's consolidated results of operations during the third quarter of 2016.
In October 2016, in connection with the completion of the Potrero real property disposition, Potrero received $16 million from GenOn Energy Holdings for the settlement of a note receivable which reduced the outstanding note receivable — affiliate balance of $331 million as of September 30, 2016 to $315 million during the fourth quarter of 2016. Refer to Note 9, Related Party Transactions — Intercompany Cash Management Program for further discussion of the note receivable — affiliate.
Aurora Disposition (GenOn)
On May 12, 2016, GenOn entered into an agreement with RA Generation, LLC to sell the Aurora Generating Station, or Aurora, for cash consideration of $365 million, subject to adjustments for working capital and the results of the PJM 2019/2020 Base Residual Auction. Aurora is an 878 MW natural gas facility located in Aurora, Illinois. On July 12, 2016, GenOn completed the sale of Aurora for cash proceeds of $369 million, including $4 million in adjustments primarily for the PJM base residual auction results and estimated working capital, which is subject to further adjustment. The sale resulted in a gain of approximately $188 million recognized within GenOn's consolidated results of operations during the quarter ended September 30, 2016. In connection with the sale, GenOn issued a guaranty to RA Generation, LLC for the payment of certain indemnified costs related to any damages, losses, or other expenses arising out of misrepresentation or breach of warranties or covenants under the purchase agreement subject to a cap of $365 million, which is reduced to $183 million on January 1, 2018 and then to $91 million beginning January 1, 2019 and will terminate upon the third anniversary of the sale.

Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell 100% of its interest in the Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania, for cash consideration of $75 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Seward as held for sale. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments and up to $2.5 million in payments contingent upon certain environmental requirements being impose by August 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell 100% of its interest in the Shelby Generating Station, a 352 MW natural gas-fired facility located in Illinois for cash consideration of $46 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Shelby as held for sale. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement of which $7 million had been received as of September 30, 2016.

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
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$2,721	$2,068	$2,764	$2,043
The fair value of long-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt is based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,016	$52	$1,987	$56

GenOn Americas Generation

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$747	$576	$752	$500
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$25	$180	$3	$208
Derivative liabilities:
Commodity contracts	$14	$224	$7	$245
Other assets (b)	$10	$—	$—	$10
(a) There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016.
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

The following table reconciles, for the three and nine months ended September 30, 2016, and 2015, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(11)	$14	$(12)	$33
Total gains/(losses) included in earnings — realized/unrealized	7	(18)	6	(44)
Purchases	(1)	(2)	1	5
Transfers out of Level 3 (b)	1	6	1	6
Ending balance	$(4)	$—	$(4)	$—
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$5	$(14)	$(3)	$(20)
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
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$33	$338	$10	$381
Derivative liabilities:
Commodity contracts	$15	$362	$9	$386
(a) There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$285	$796	$15	$1,096
Derivative liabilities:
Commodity contracts	$170	$735	$14	$919
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.

The following table reconciles, for the three and nine months ended September 30, 2016, and 2015, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$1	$12	$1	$20
Total losses included in earnings — realized/unrealized	—	(16)	(1)	(26)
Purchases	(1)	(1)	—	1
Transfers out of Level 3 (b)	1	6	1	6
Ending balance	$1	$1	$1	$1
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$—	$(13)	$—	$(11)
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

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$22	$49	$1	$72
Derivative liabilities:
Commodity contracts	$6	$69	$—	$75
(a) There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$175	$175	$2	$352
Derivative liabilities:
Commodity contracts	$58	$137	$—	$195
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2015.

The following table reconciles, for the three and nine months ended September 30, 2016, and 2015, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$1	$13	$2	$20
Total losses included in earnings — realized/unrealized	—	(15)	(1)	(25)
Purchases	—	(3)	—	—
Transfers out of Level 3 (b)	—	6	—	6
Ending balance	$1	$1	$1	$1
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$—	$(13)	$—	$(11)
(a) Consists of derivative assets and liabilities, net.
(b) Transfers out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2016, contracts valued with prices provided by models and other valuation techniques make up 1% of GenOn's derivative assets and 3% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 2% of GenOn Americas Generation's derivative liabilities and 1% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of September 30, 2016 and December 31, 2015:
GenOn

	Significant Unobservable Inputs
	September 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$26	$69	$43
Coal Contracts	—	5	Discounted Cash Flow	Forward Market Price (per ton)	44	44	44
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	(3)	3	—
	$3	$7

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	—	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$2	$14
GenOn Americas Generation

	Significant Unobservable Inputs
	September 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$26	$69	$43
Coal Contracts	5	5	Discounted Cash Flow	Forward Market Price (per ton)	44	44	44
FTRs	4	4	Discounted Cash Flow	Auction Prices (per MWh)	(3)	3	—
	$10	$9

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	12	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$15	$14
GenOn Mid-Atlantic

Significant Unobservable Inputs
September 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$26	$69	$43
	$1	$—

Significant Unobservable Inputs
December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
	$2	$—
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2016, and December 31, 2015:

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

	As of September 30, 2016	As of December 31, 2015
	(In millions)
GenOn	$—	$(1)
GenOn Americas Generation	—	—
GenOn Mid-Atlantic	—	4
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of September 30, 2016, GenOn recorded $119 million of cash collateral paid, which includes $76 million of collateral paid to NRG, and $10 million of cash collateral received on its balance sheet. As of September 30, 2016, GenOn Americas Generation recorded $117 million of cash collateral paid, which includes $76 million of collateral paid to NRG, and $10 million of cash collateral received on its balance sheet. As of September 30, 2016, GenOn Mid-Atlantic had no outstanding cash collateral paid or received on its balance sheet.
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
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2015 Form 10-K. As of September 30, 2016, GenOn's counterparty credit exposure was $189 million and GenOn held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $189 million. Approximately 97% of GenOn's exposure before collateral is expected to roll off by the end of 2017. As of September 30, 2016, GenOn Americas Generation’s counterparty credit exposure was $183 million and GenOn Americas Generation held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $183 million. Approximately 97% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2017. As of September 30, 2016, GenOn Mid-Atlantic had no counterparty credit exposure. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (% of Total)
Category by Industry Sector	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Financial institutions	16%	16%	—%
Utilities, energy merchants, marketers and other	28	26	—
ISOs	56	58	—
Total as of September 30, 2016	100%	100%	—%

	Net Exposure (a) (% of Total)
Category by Counterparty Credit Quality	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	97%	99%	—%
Below investment grade	2	1	—
Non-rated (b)	1	—	—
Total as of September 30, 2016	100%	100%	—%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $158 million, $158 million and $0 million for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2015 Form 10-K.
Energy-Related Commodities (GenOn)
As of September 30, 2016, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2016 and December 31, 2015. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015
Commodity	Units	(In millions)
Emissions	Short Ton	1	—	1	—	1	—
Coal	Short Ton	4	7	2	3	2	3
Natural Gas	MMBtu	145	191	20	2	13	(10)
Power	MWh	(35)	(49)	(12)	(20)	(10)	(18)
The change in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.

Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$164	$574	$205	$475
Commodity contracts long-term	44	155	40	116
Total Derivatives Not Designated as Cash Flow Hedges	$208	$729	$245	$591
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$299	$861	$303	$737
Commodity contracts long-term	82	235	83	182
Total Derivatives Not Designated as Cash Flow Hedges	$381	$1,096	$386	$919
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$64	$269	$66	$163
Commodity contracts long-term	8	83	9	32
Total Derivatives Not Designated as Cash Flow Hedges	$72	$352	$75	$195
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2016	(In millions)
Commodity contracts:
Derivative assets	$202	$(159)	$(20)	$23
Derivative assets - affiliate	6	(6)	—	—
Derivative liabilities	(215)	159	19	(37)
Derivative liabilities - affiliate	(30)	6	24	—
Total derivative instruments	$(37)	$—	$23	$(14)

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$698	$(485)	$(51)	$162
Derivative assets - affiliate	31	(24)	—	7
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities - affiliate	(24)	24	—	—
Total derivative instruments	$138	$—	$(51)	$87

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2016	(In millions)
Commodity contracts:
Derivative assets	$201	$(159)	$(20)	$22
Derivative assets - affiliate	180	(147)	—	33
Derivative liabilities	(215)	159	19	(37)
Derivative liabilities - affiliate	(171)	147	24	—
Total derivative instruments	$(5)	$—	$23	$18

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$699	$(485)	$(51)	$163
Derivative assets - affiliate	397	(352)	—	45
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities - affiliate	(352)	352	—	—
Total derivative instruments	$177	$—	$(51)	$126
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2016	(In millions)
Commodity contracts:
Derivative assets - affiliate	$72	$(72)	$—	$—
Derivative liabilities - affiliate	(75)	72	—	(3)
Total derivative instruments	$(3)	$—	$—	$(3)

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2015	(In millions)
Commodity contracts:
Derivative assets - affiliate	$352	$(195)	$—	$157
Derivative liabilities - affiliate	(195)	195	—	—
Total derivative instruments	$157	$—	$—	$157
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
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(29)	$(19)	$(145)	$(146)
Net unrealized losses on open positions related to economic hedges	(68)	(6)	(43)	(12)
Total unrealized losses	$(97)	$(25)	$(188)	$(158)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Revenue from operations — energy commodities	$(142)	$(17)	$(233)	$(91)
Cost of operations	45	(8)	45	(67)
Total impact to statements of operations	$(97)	$(25)	$(188)	$(158)
As discussed above, GenOn realized approximately $38 million due to the closure and financial settlement of all open positions with one of GenOn's counterparties during the second quarter of 2016, for which $18 million, $19 million and $1 million would have realized during the remainder of 2016 and in 2017 and 2018, respectively. In addition, GenOn realized $98 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $82 million, $13 million and $3 million would have otherwise been realized in 2017, 2018, and 2019, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.

 GenOn Americas Generation

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(46)	$(23)	$(165)	$(153)
Net unrealized gains/(losses) on open positions related to economic hedges	6	10	(23)	21
Total unrealized losses	$(40)	$(13)	$(188)	$(132)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Revenue from operations — energy commodities	$(75)	$(4)	$(228)	$(84)
Cost of operations	35	(9)	40	(48)
Total impact to statements of operations	$(40)	$(13)	$(188)	$(132)

As discussed above, GenOn Americas Generation realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Americas Generation's counterparties during the second quarter of 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, GenOn Americas Generation realized $50 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $46 million and $4 million would have otherwise been realized in 2017 and 2018, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.
GenOn Mid-Atlantic

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(47)	$(20)	$(146)	$(79)
Net unrealized gains/(losses) on open positions related to economic hedges	4	17	(18)	8
Total unrealized losses	$(43)	$(3)	$(164)	$(71)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Revenue from operations — energy commodities	$(83)	$(1)	$(203)	$(29)
Cost of operations	40	(2)	39	(42)
Total impact to statements of operations	$(43)	$(3)	$(164)	$(71)
As discussed above, GenOn Mid-Atlantic realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Mid-Atlantic's counterparties during the second quarter of 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, GenOn Mid-Atlantic realized $50 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $46 million and $4 million would have otherwise been realized in 2017 and 2018, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.

Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of September 30, 2016, was $13 million for GenOn and GenOn Americas Generation. As of September 30, 2016, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which $2 million collateral was due as of September 30, 2016. As of September 30, 2016, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Impairments (GenOn)
Long-Lived Asset Impairments (GenOn)
Mandalay and Ormond Beach (GenOn) — On May 26, 2016, the CPUC rejected a multi-year resource adequacy contract between Mandalay and Southern California Edison. Also during the second quarter of 2016, the Statewide Advisory Committee on Cooling Water Intake Structures, or SACCWIS, issued a draft April 2016 Report noting that CAISO plans to continue to assume in its transmission studies that Ormond Beach will not operate after December 31, 2020, the deadline for Ormond Beach compliance with California regulations to mitigate once-through cooling (OTC) impacts. The Registrant does not anticipate that contracts of sufficient value can be secured to support the significant investment required to design, permit, construct and operate measures required for OTC compliance. As a result, on May 6, 2016, the Registrant notified SACCWIS that it does not expect to continue to operate Ormond Beach beyond 2020. Additionally, during the second quarter of 2016, CAISO issued its Local Capacity Requirements report for 2017 indicating unfavorable changes within the local reliability areas in which both Mandalay and Ormond Beach are located. The culmination of these events were considered to be indicators of impairment and as a result, GenOn performed impairment tests for the Mandalay and Ormond Beach assets under ASC 360, Property, Plant and Equipment. Based on the results of the impairment tests, GenOn determined that the carrying amount of these assets was higher than the estimated future net cash flows expected to be generated by the respective assets and that the Mandalay and Ormond Beach assets were impaired. The fair value of the Mandalay and Ormond Beach operating units was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expenses and discount rates. GenOn measured the impairment losses as the difference between the carrying amount of the Mandalay and Ormond Beach operating units and the present value of the estimated future net cash flows for each respective operating unit. GenOn recorded an impairment loss of $16 million and $43 million for Mandalay and Ormond Beach, respectively, during the three months ended June 30, 2016.

Note 7 —Debt and Capital Leases (GenOn and GenOn Americas Generation)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	September 30, 2016	December 31, 2015	September 30, 2016 interest rate %

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$394	$398	8.500
GenOn Americas Generation Senior Notes, due 2031	353	354	9.125
Subtotal GenOn Americas Generation	747	752
GenOn Energy:
GenOn Senior Notes, due 2017	703	714	7.875
GenOn Senior Notes, due 2018	693	708	9.500
GenOn Senior Notes, due 2020	526	534	9.875
Other liability (a)	52	56
GenOn capital lease	2	2
Subtotal GenOn Energy	1,976	2,014
Subtotal	2,723	2,766
Less current maturities	707	4
Total long-term debt and capital leases	$2,016	$2,762
(a)    The Long Term Service Agreement for the Hunterstown facility is accounted for as a debt financing liability in accordance with GAAP.
Long-term debt including current maturities includes the following premiums:

(In millions)	September 30, 2016	December 31, 2015

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$28	$32
GenOn Americas Generation Senior Notes, due 2031	24	25
GenOn Energy:
GenOn Senior Notes, due 2017	12	23
GenOn Senior Notes, due 2018	43	59
GenOn Senior Notes, due 2020	37	44
Total premium	$144	$183

On October 7, 2016, GenOn's corporate credit rating was lowered by Moody's from Caa2 to Caa3 and its probability of default rating was lowered from Caa2-PD to Caa3-PD. In addition, Moody's also lowered the ratings of REMA and GenOn Mid-Atlantic's pass through certificates to Caa1 from B2. These changes are an update from March 21, 2016, at which time GenOn's corporate credit rating was lowered from B3 to Caa2. At that time, Moody's also lowered the issue-level ratings on the GenOn Senior Notes from B3 to Caa2 and the GenOn Americas Generation Senior Notes from Caa1 to Caa2.
On May 24, 2016, GenOn's corporate credit rating was lowered by S&P to CCC from CCC+. S&P also lowered the issue-level ratings on the GenOn Senior Notes from B- to CCC+ and the GenOn Americas Generation Senior Notes from CCC+ to CCC.

Note 8 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions except otherwise noted)	2016	2015	2016	2015
Income before income taxes	$284	$59	$268	$29
Income tax expense	21	1	20	—
Effective tax rate	7.4%	1.7%	7.5%	—%
For the three and nine months ended September 30, 2016 and 2015, respectively, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, offset by the impact of state income taxes associated with the disposition of generating stations during the year.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and nine months ended September 30, 2016 and 2015 were $0. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and nine months ended September 30, 2016 and 2015 are $0 due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are $0 for the three and nine months ended September 30, 2016 and 2015. The pro forma income tax provision attributable to income before taxes is a tax expense of $23 million and $17 million during the three months ended September 30, 2016 and 2015, respectively. The pro forma income tax provision attributable to income before taxes is a tax expense of $25 million and $27 million during the nine months ended September 30, 2016 and 2015, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of $31 million and $56 million as of September 30, 2016 and December 31, 2015, respectively, as no valuation allowance is required on the net deferred tax asset.
Note 9 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the three and nine months ended September 30, 2016, GenOn recorded costs related to these services of $46 million and $139 million, respectively, as general and administrative — affiliate. For the three and nine months ended September 30, 2015, GenOn recorded costs related to these services of $42 million and $139 million, respectively, as general and administrative — affiliate.
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

The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$—	$2	$2
General and administrative — affiliate	21	20	62	61
Total	$21	$20	$64	$63
GenOn Mid-Atlantic

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$—	$2	$1
General and administrative — affiliate	15	15	45	44
Total	$16	$15	$47	$45
Credit Agreement with NRG (GenOn)
GenOn and NRG Americas, Inc. are party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At September 30, 2016 and December 31, 2015, $207 million and $278 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $149 million and $227 million, respectively, were issued on behalf of GenOn Americas Generation, which includes $76 million and $131 million issued on behalf of GenOn Mid-Atlantic as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, no loans were outstanding under this credit agreement.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. The credit agreement is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt and matures in December of 2018. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default. As of September 30, 2016, GenOn was in compliance with covenants under the credit agreement with NRG.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At September 30, 2016, and December 31, 2015, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $331 million related to its intercompany cash management program. For the nine months ended September 30, 2016, and 2015, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at September 30, 2016, and December 31, 2015, GenOn Americas Generation had an accounts payable — affiliate of $17 million and $41 million, respectively, with GenOn Energy Holdings. Refer to Note 3, Dispositions for discussion of the sale of real property at Potrero and related settlement of the note receivable.

Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC may from time to time enter into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of September 30, 2016, GenOn has no net exposure under these arrangements.
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
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. The appeal has been fully briefed by the parties. Oral argument is scheduled for December 5, 2016.

Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision and the Supreme Court granted the petition. On April 21, 2015, the Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs' motions for class certification on June 24, 2016. On December 8, 2016, the court will hear oral argument on several motions, including plaintiffs' motion on class certification. On May 20, 2016, the U.S. District Court for the District of Nevada heard argument on the defendants' motion for summary judgment in one of the Kansas cases. On May 24, 2016, the court granted the motion for summary judgment as to the GenOn entity in one of the Kansas cases. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic — On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating stations were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson generating stations, threatening to sue within 60 days if the generating stations were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the CWA and Maryland environmental laws related to water.
In August 2016, the court approved a consent decree to settle the matter. The consent decree requires: (1) improving the wastewater treatment systems at the Chalk Point and Dickerson facilities which was completed in October 2016; (2) completing supplemental environmental projects worth $1 million; and (3) paying a civil penalty of $1 million. The Company has improved the wastewater treatment systems at the Chalk Point and Dickerson facilities and paid the civil penalty of $1 million.
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
Potomac River Environmental Investigation — In March 2013, NRG Potomac River LLC received notice that the District of Columbia Department of Environment (now renamed the Department of Energy and Environment, or DOEE) was investigating potential discharges to the Potomac River originating from the Potomac River Generating station site, a site where the generation station is no longer in operation. In connection with that investigation, DOEE served a civil subpoena on NRG Potomac River LLC requesting information related to the site and potential discharges occurring from the site.  NRG Potomac River LLC provided various responsive materials.  In January 2016, DOEE advised NRG Potomac River LLC that DOEE believed various environmental violations had occurred as a result of discharges DOEE believes occurred to the Potomac River from the Potomac River Generating station site and as a result of associated failures to accurately or sufficiently report such discharges.  DOEE has indicated it believes that penalties are appropriate in light of the violations.  The Registrants are currently reviewing the information provided by DOEE.

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
PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the U.S. Court of Appeals for the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Registrants intervened in these matters on July 29, 2016. Briefing is underway. This case concerns capacity revenues already received by the Registrants, as well as revenues that would be received in the future.

Note 12 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 17, Environmental Matters, to the Registrants' 2015 Form 10-K.
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and the Registrants expect this trend to continue. The electric generation industry is facing new requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' respective consolidated financial position, results of operations, or cash flows.
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio and Pennsylvania. On October 26, 2016, the EPA finalized the CSAPR Update Rule, which reduces future NOx allocations and discounts the current banked allowances to account for the more stringent 2008 Ozone NAAQS and to address the D.C. Circuit's July 2015 decision. The Registrants believe their investment in pollution controls and cleaner technologies leave the fleet well-positioned for compliance.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants have evaluated the impact of the new rule on the Registrants' respective consolidated financial position, results of operations, or cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of September 30, 2016.
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $76 million for GenOn, which includes $22 million for GenOn Americas Generation. The amount for GenOn Americas Generation includes $18 million for GenOn Mid-Atlantic.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2016, and 2015. Also, refer to the Registrants' 2015 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of September 30, 2016, by Registrant:

	(In MW)(a)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (b)(c)	9,780	4,040	1,864
Coal (d)	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	15,826	7,907	4,605

(a)	MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units.

(b)
GenOn's natural gas generation portfolio includes 325 MW related to the conversion of New Castle Units 3-5 to natural gas which was completed in the second quarter of 2016. GenOn's natural gas generation does not include 78 MW related to the Chalk Point capital lease which expired at the end of 2015, 352 MW related to Shelby which was sold on March 1, 2016 and 878 MW related to Aurora which was sold on July 12, 2016.

(c)	GenOn's natural gas generation portfolio includes 275 MW related to Choctaw Unit 1 which is in forced outage.

(d)
GenOn’s coal generation portfolio does not include 325 MW related to New Castle Units 3-5, which were converted from coal to natural gas in the second quarter of 2016, 597 MW related to Shawville, which was mothballed on May 31, 2015 with plans to return to service with a natural gas addition in the fall of 2016, and 94 MW related to Avon Lake Unit 7, which was deactivated in the second quarter of 2016. In addition, GenOn's coal generation does not include 525 MW related to Seward which was sold on February 2, 2016.

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

GenOn Americas Generation and GenOn Mid-Atlantic:

	Base Capacity Product		Capacity Performance Product
Zone	Cleared Capacity (MW)	Price ($/MW-day)	Cleared Capacity (MW)	Price ($/MW-day)
MAAC (1)	—	—	3,814	$100
Total	—		3,814
(1) Plants that participate in the PJM auctions for GenOn Americas Generation are solely those operated by GenOn Mid-Atlantic.
PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the U.S. Court of Appeals for the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Registrants intervened in these matters on July 29, 2016. Briefing is underway. This case governs capacity revenues already received by the Registrants, as well as the revenues for forward periods.
AEP and FirstEnergy Ohio Contracts — On March 31, 2016, the Public Utility Commission of Ohio, or PUCO, approved two settlements allowing AEP and FirstEnergy to recover costs associated with contracts between their regulated and un-regulated affiliates via a non-bypassable “retail rate rider” that would apply to all retail customers in Ohio.  In anticipation of the approval of the contracts, NRG, along with other companies, participated in three separate complaints at FERC, two questioning whether AEP and FirstEnergy have the regulatory approvals necessary to enter into above-market contracts with their generation affiliates without further FERC review, and one alleging that PJM’s tariff is unjust and unreasonable because it does not include provisions to prevent the artificial suppression of prices caused by state-approved out-of-market payments.  On April 27, 2016, FERC granted the complaints against AEP and FirstEnergy, and required AEP and FirstEnergy to file the Ohio PPAs with FERC for further review.  The second complaint against PJM regarding bidding rules remains pending.
In response to the FERC order granting the Company’s complaint, FirstEnergy filed both an administrative appeal at PUCO and, among other things, proposed an alternative “virtual power purchase agreement”, both of which the Company also opposed. On October 12, 2016, PUCO approved an alternative PUCO staff proposal that establishes a grid modernization fund to be paid to the FirstEnergy utilities in Ohio.  While the proposed out of market contracts would have directly impacted the PJM wholesale market, the grid modernization proposal approved by PUCO does not create an explicit subsidy for FirstEnergy’s wholesale affiliates.

New England (GenOn and GenOn Americas Generation)
Winter Reliability Program — On August 8, 2016, FERC issued an order on remand establishing a new proceeding into whether rates charged in the 2013/2014 Winter Reliability Program were just and reasonable. The Winter Reliability Program paid generators, including GenOn, for certain costs associated with ensuring reliability during the winter period. The order on remand follows a D.C. Circuit opinion questioning whether FERC had adequately justified its acceptance of ISO-NE's proposed rates. The order directs ISO-NE to (i) collect information from each market participant on its costs of participating in the program, and (ii) directs ISO-NE to analyze whether the market results were competitive. On September 19, 2016, GenOn submitted information as requested by the Internal Market Monitor and as instructed by FERC. Depending on the outcome of the proceeding, FERC could potentially direct refunds of some or all of the revenues earned by GenOn.
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed with FERC the results of Forward Capacity Auction 8. On September 16, 2014, FERC issued a notice stating that the Forward Capacity Auction 8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice. FERC rejected those requests on legal and procedural grounds. A petition for review of FERC's decision was filed with the D.C. Circuit. The Company, along with other parties, filed a brief in support of FERC. On October 25, 2016, the D.C. Circuit rejected all challenges to the validity of the Forward Capacity Auction 8 results, finding that it had no jurisdiction to review rates allowed to go into effect by operation of law.

New York
FERC Investigation of NYISO RMR Practices — On February 19, 2015, pursuant to Section 206 of the FPA, FERC found NYISO’s tariff to be unjust and unreasonable because it did not contain provisions governing the retention of and compensation to generating units for reliability. FERC ordered NYISO to adopt tariff provisions containing a proposed RMR rate schedule and pro forma RMR agreement. On October 19, 2015, NYISO filed its tariff revisions at FERC. NRG protested the filing. On April 21, 2016, FERC rejected in part and accepted in part NYISO’s proposed tariff provisions. Multiple parties filed for rehearing. NYISO made a compliance filing on September 19, 2016, which was protested by a generator trade association. Resolution of this matter will affect how long uneconomic resources must stay in the market before they are allowed to retire, as well as the impact units retained for reliability will have on market prices.
New York Clean Energy Standard and Zero-Emissions Credit Nuclear Bailout — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES.  The CES order included three main components: (i) a commitment to move New York to 50% renewables by 2030; (ii) new renewable energy credit pricing for both new and existing renewable facilities; and (iii) a Zero-Emissions Credit, or ZEC, that would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. The stated purpose of the ZECs is to keep nuclear units running even though they would be uneconomic and likely retire if they received compensation only from the FERC-jurisdictional wholesale power market. The ZECs would have the effect of suppressing wholesale market prices and interfere with the wholesale market.  On October 19, 2016, the Company, along with other entities, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program.

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

Clean Power Plan — The national and international attention (including the Paris Agreement) in recent years on GHG emissions has resulted in federal and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. The CPP rule faces numerous legal challenges that likely will take several years to resolve. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The U.S. Court of Appeals for the D.C. Circuit, sitting en banc, heard oral argument on the challenges to the CPP in September 2016. A decision is expected in the next few months.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1, for a discussion of recent accounting developments.
Significant Events
The following significant events occurred during 2016, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:

•
Asset Dispositions — During the first quarter of 2016, GenOn completed the sales of Seward and Shelby on February 2, 2016 and March 1, 2016, respectively. In the third quarter of 2016, GenOn completed the sale of Aurora on July 12, 2016, which resulted in a gain of $188 million and GenOn Americas Generation completed the sale of real property at the Potrero site on September 26, 2016, which resulted in a gain of $74 million.

•	Impairment Losses — During the second quarter of 2016, GenOn recorded impairment losses on its Mandalay and Ormond Beach operating units totaling $59 million.

•
Operational Matters — In October 2016, GenOn Americas Generation was given notice that its bid for a resource adequacy contract for 2017 with Pacific Gas & Electric was not accepted for the Pittsburg generating station, or Pittsburg. As a result, GenOn Americas Generation decided that it would retire Pittsburg on January 1, 2017. These events were determined to be indicators of impairment and as a result, GenOn Americas Generation will perform an impairment test for Pittsburg under ASC 360, Property, Plant and Equipment. Based on the results of the impairment test, GenOn Americas Generation may recognize an impairment loss during the fourth quarter of 2016.

Consolidated Results of Operations
The consolidated results of operations is separately presented for GenOn Energy, Inc., GenOn Americas Generation, LLC, and GenOn Mid-Atlantic, LLC, for the three and nine months ended September 30, 2016 and 2015.  The following section includes a discussion of electricity prices, gross margin and economic gross margin along with other significant drivers impacting each of the Registrants’ results of operations.
Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the three and nine months ended September 30, 2016 and 2015. Average on-peak power prices decreased primarily due to the decrease in natural gas prices for the nine months ended September 30, 2016, as compared to the same period in 2015.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended September 30,
	2016	2015	Change %
MISO - Louisiana Hub (b)	$39.92	$35.03	14%
NY J/NYC	42.60	41.32	3%
NY A/West NY	46.22	40.68	14%
NEPOOL	42.40	42.68	(1)%
PEPCO (PJM)	42.60	42.62	—%
PJM West Hub	38.89	39.35	(1)%
CAISO - NP15	38.23	37.20	3%
CAISO - SP15	40.43	38.20	6%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.

	Average on Peak Power Price ($/MWh) (a)
	Nine months ended September 30,
	2016	2015	Change %
MISO - Louisiana Hub (b)	$33.50	$37.14	(10)%
NY J/NYC	35.07	52.51	(33)%
NY A/West NY	37.37	44.46	(16)%
NEPOOL	33.82	53.31	(37)%
PEPCO (PJM)	38.16	49.52	(23)%
PJM West Hub	33.97	45.33	(25)%
CAISO - NP15	29.42	37.01	(21)%
CAISO - SP15	30.29	32.86	(8)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following tables summarize average realized power prices for each Registrant for the three and nine months ended September 30, 2016 and 2015, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2016	2015	Change %
GenOn (b)	$42.58	$45.84	(7)%
GenOn Americas Generation(a)(b)	54.34	60.89	(11)%
GenOn Mid-Atlantic(b)	55.86	64.70	(14)%
(a) Excludes pass-through amounts for GenOn Energy Management.
(b) Excludes closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods.

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2016	2015	Change %
GenOn(b)	$46.49	$56.67	(18)%
GenOn Americas Generation(a)(b)	72.42	87.66	(17)%
GenOn Mid-Atlantic(b)	74.33	82.31	(10)%
(a) Excludes pass-through amounts for GenOn Energy Management.
(b) Excludes closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods.
Though the average on peak power prices have decreased 23% for the nine months ended September 30, 2016, average realized prices for each of the Registrants have decreased at a slower rate year-over-year due to the Registrants' multi-year hedging program and the success of the Registrants' commercial operations team that optimizes the value of the assets on a daily basis.

Gross Margin
The Registrants calculate gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, other costs of sales, contract and emission credit amortization and mark-to-market gains or losses on economic hedging activities.
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
The economic gross margin does not include contract and emission credit amortization or mark-to-market gains or losses on economic hedging activities.

GenOn
The following table provides selected financial information for GenOn:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2016	2015	Change	2016	2015	Change
Operating Revenues
Energy revenue (a)	$508	$420	$88	$1,144	$1,415	$(271)
Capacity revenue (a)	157	234	(77)	533	606	(73)
Mark-to-market for economic hedging activities	(142)	(17)	(125)	(233)	(91)	(142)
Other revenues	9	11	(2)	65	35	30
Total operating revenues	532	648	(116)	1,509	1,965	(456)
Operating Costs and Expenses
Generation cost of sales (a)	265	264	1	625	859	(234)
Mark-to-market for economic hedging activities	(45)	8	(53)	(45)	67	(112)
Contract and emissions credit amortization	(9)	(5)	(4)	(29)	(22)	(7)
Operations and maintenance	129	147	(18)	447	505	(58)
Other cost of operations	13	25	(12)	46	70	(24)
Total cost of operations	353	439	(86)	1,044	1,479	(435)
Depreciation and amortization	59	52	7	153	163	(10)
Impairment losses	—	—	—	59	—	59
General and administrative	10	4	6	14	5	9
General and administrative - affiliate	46	42	4	139	139	—
Total operating costs and expenses	468	537	(69)	1,409	1,786	(377)
Gain on sale of assets	262	—	262	294	—	294
Operating Income	326	111	215	394	179	215
Other Income/(Expense)
Other income, net	2	—	2	6	4	2
Interest expense	(44)	(52)	(8)	(132)	(154)	(22)
Total other expense	(42)	(52)	(10)	(126)	(150)	(24)
Income Before Income Taxes	284	59	225	268	29	239
Income tax expense	21	1	20	20	—	20
Net Income	$263	$58	$205	$248	$29	$219
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.81	$2.77	1%	$2.29	$2.80	(18)%
MWh sold (in thousands)	9,628	9,163	5%	21,683	24,968	(13)%
MWh generated (in thousands)	9,531	8,873	7%	21,684	25,321	(14)%

(a)	Includes realized gains and losses from financially settled transactions.

The following tables presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$508	$420	$1,144	$1,415
Capacity revenue	157	234	533	606
Mark-to-market for economic hedging activities	(142)	(17)	(233)	(91)
Other revenues	9	11	65	35
Operating revenue	532	648	1,509	1,965
Cost of fuel	(244)	(232)	(549)	(791)
Other cost of sales	(21)	(32)	(76)	(68)
Mark-to-market for economic hedging activities	45	(8)	45	(67)
Contract and emission credit amortization	9	5	29	22
Gross margin	$321	$381	$958	$1,061
Less: Mark-to-market for economic hedging activities, net	(97)	(25)	(188)	(158)
Less: Contract and emission credit amortization, net	9	5	29	22
Economic gross margin	$409	$401	$1,117	$1,197
GenOn's gross margin decreased by $60 million and economic gross margin increased by $8 million for the three months ended September 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to the closure and financial settlement of certain open positions with a counterparty that would have otherwise been realized in subsequent periods	$98
Higher gross margin due to an 18% increase in generation driven by more economic generation due to warmer weather compared to the prior year	26
Lower gross margin due to a 29% decrease in PJM cleared auction capacity prices resulting from more imports, fewer constraints and less demand growth than in prior year, as well as a 17% decrease in ISO-NE cleared forward capacity market prices for Canal	(52)
Lower gross margin due to a 12% decrease in average realized energy prices and is partially offset by a 12% decrease in natural gas prices due to short-term natural gas contract terms	(51)
Lower gross margin due to a 13% decrease in PJM capacity volumes and higher purchased capacity to cover capacity supply obligations due to plant deactivations	(6)
Lower gross margin due to the sale of Seward and Shelby during the first quarter of 2016 and the sale of Aurora in the third quarter of 2016	(5)
Other	(2)
Increase in economic gross margin	$8
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(72)
Increase in contract and emission credit amortization	4
Decrease in gross margin	$(60)

GenOn's gross margin decreased by $103 million and economic gross margin decreased by $80 million for the nine months ended September 30, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin due to a 19% decrease in average realized energy prices partially offset by a 26% decrease in the price of natural gas and transportation costs due to more favorable short-term natural gas contract terms	$(138)
Lower gross margin due to a 17% decrease in PJM cleared auction capacity volumes and higher purchased capacity to cover capacity supply obligations due to plant deactivations, asset sales and fuel conversions; partially offset by a 4% increase in PJM cleared auction capacity prices	(70)
Lower gross margin due to a 10% decrease in generation driven by fuel conversions as well as less economic dispatch at certain plants due to pricing	(36)
Lower gross margin due to the sale of Seward and Shelby during the first quarter of 2016 and the sale of Aurora in the third quarter of 2016	(11)
Higher gross margin due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	136
Higher gross margin due to sale of emission credits	36
Higher gross margin due to prior year market adjustments for fuel oil inventory for Bowline and Chalk Point	15
Lower gross margin due to a decrease in ancillary revenues driven by lower generation in the current year	(8)
Other	(4)
Decrease in economic gross margin	$(80)
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(30)
Increase in contract and emission credit amortization	7
Decrease in gross margin	$(103)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn's operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(45)	$(22)	$(212)	$(154)
Net unrealized (losses)/gains on open positions related to economic hedges	(97)	5	(21)	63
Total mark-to-market losses in operating revenues	$(142)	$(17)	$(233)	$(91)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$16	$3	$67	$8
Net unrealized gains/(losses) on open positions related to economic hedges	29	(11)	(22)	(75)
Total mark-to-market gains/(losses) in operating costs and expenses	$45	$(8)	$45	$(67)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2016, the $142 million loss in operating revenues from economic hedge positions was primarily driven by a decrease in the value of forward purchases of natural gas contracts as a result of decreases in forward natural gas prices, as well as the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $45 million gain in operating costs and expenses from economic hedge positions was primarily driven by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices, as well as the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
For the nine months ended September 30, 2016, the $233 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, as well as decreases in the value of new natural gas and power deals executed during the year. The $45 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, partially offset by decreases in the value of new coal contracts executed during the year.
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

Operations and Maintenance
Operations and maintenance decreased by $18 million for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to lower variable operating and maintenance costs resulting from the sale of Seward during the first quarter of 2016, fuel conversion project at Shawville in the current year, as well as lower maintenance due to prior year outages at Bowline and Canal.

Operations and maintenance decreased by $58 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to lower variable operating and maintenance costs resulting from less generation in the current year, the sale of Seward during the first quarter of 2016, fuel conversion project at Shawville in 2016, and lower maintenance due to prior year outages at Bowline and Canal. This decrease was partially offset by an increase in environmental expenses primarily at GenOn Mid-Atlantic and higher outage expense at Avon Lake during the current year.

Other Cost of Operations
Other cost of operations decreased by $12 million for the three months ended September 30, 2016, compared to the same period in 2015 and decreased by $24 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to reduction in property tax assessments for the Chalk Point and Dickerson generating stations.
Impairment Losses

During the nine months ended September 30, 2016, the Company recorded an impairment loss of $59 million primarily due to impairment of Mandalay and Ormond Beach operating units during the second quarter of 2016. These losses are further described in Note 6, Impairments.

General and administrative expenses

General and administrative expenses increased by $9 million during the nine months ended September 30, 2016 compared to the same period in 2015 due to costs incurred associated with advisors and other creditors engaged to assist GenOn and its creditors with regards to its ability to continue as a going concern as further discussed in Note 1, Basis of Presentation.

Gain on Sale of Assets

The $262 million gain on sale of assets during the three months ended September 30, 2016 reflects the $74 million gain on sale of Potrero real property and a $188 million gain on sale of the Aurora Generating Station during the third quarter of 2016.

The $294 million gain on sale of assets during the nine months ended September 30, 2016 reflects the $74 million gain on sale of Potrero real property and a $188 million gain on sale of the Aurora Generating Station during the third quarter of 2016, and a $29 million gain on sale of the Shelby Generating Station and a $3 million gain on the sale of an easement of land at Potrero during the first quarter of 2016.
Interest Expense
Interest expense decreased by $8 million during the three months ended September 30, 2016, compared to the same period in 2015 and decreased by $22 million during the nine months ended September 30, 2016, compared to the same period in 2015 due to the repurchase of GenOn and GenOn Americas Generation Senior Notes during the fourth quarter of 2015.

Income Tax Expense

During the three and nine months ended September 30, 2016, GenOn incurred tax expense of $21 million and $20 million, respectively, primarily due to state income taxes associated with the disposition of generating stations during the year.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2016	2015	Change	2016	2015	Change
Operating Revenues
Energy revenue (a)	$459	$365	$94	$1,041	$1,289	$(248)
Capacity revenue (a)	160	240	(80)	550	623	(73)
Mark-to-market for economic hedging activities	(75)	(4)	(71)	(228)	(84)	(144)
Other revenues	6	7	(1)	15	20	(5)
Total operating revenues	550	608	(58)	1,378	1,848	(470)
Operating Costs and Expenses
Generation cost of sales (a)	403	411	(8)	937	1,303	(366)
Mark-to-market for economic hedging activities	(35)	9	(44)	(40)	48	(88)
Contract and emissions credit amortization	1	—	1	1	—	1
Operations and maintenance	65	65	—	227	246	(19)
Other cost of operations	2	11	(9)	18	39	(21)
Total cost of operations	436	496	(60)	1,143	1,636	(493)
Depreciation and amortization	21	18	3	59	55	4
General and administrative - affiliate	21	20	1	62	61	1
Total operating costs and expenses	478	534	(56)	1,264	1,752	(488)
Gain on sale of assets	74	—	74	77	—	77
Operating Income	146	74	72	191	96	95
Other Income/(Expense)
Other income, net	1	—	1	2	—	2
Interest expense	(15)	(18)	(3)	(44)	(53)	(9)
Total other expense	(14)	(18)	(4)	(42)	(53)	(11)
Income Before Income Taxes	132	56	76	149	43	106
Income tax	—	—	—	—	—	—
Net Income	$132	$56	$76	$149	$43	$106
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.81	$2.77	1%	$2.29	$2.80	(18)%
MWh sold (in thousands)	4,251	3,104	37%	8,396	8,111	4%
MWh generated (in thousands)	4,166	2,796	49%	8,368	8,225	2%
(a)    Includes realized gains and losses from financially settled transactions.

The following tables presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$459	$365	$1,041	$1,289
Capacity revenue	160	240	550	623
Mark-to-market for economic hedging activities	(75)	(4)	(228)	(84)
Other revenues	6	7	15	20
Operating revenue	550	608	1,378	1,848
Cost of fuel	(175)	(120)	(339)	(419)
Other cost of sales	(228)	(291)	(598)	(884)
Mark-to-market for economic hedging activities	35	(9)	40	(48)
Contract and emissions credit amortization	(1)	—	(1)	—
Gross margin	$181	$188	$480	$497
Less: Mark-to-market for economic hedging activities, net	(40)	(13)	(188)	(132)
Less: Contract and emission credit amortization, net	(1)	—	(1)	—
Economic gross margin	$222	$201	$669	$629

GenOn Americas Generation's gross margin and economic gross margin reflects pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. The following table reflects the results for GenOn Energy Management included in GenOn Americas Generation's gross margin and economic gross margin above:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$178	$176	$348	$578
Capacity revenue	72	123	257	310
Mark-to-market for economic hedging activities	2	2	(6)	3
Other revenues	2	9	4	12
Operating revenue	254	310	603	903
Cost of fuel	(42)	(29)	(60)	(48)
Other cost of sales	(210)	(279)	(549)	(852)
Mark-to-market for economic hedging activities	(2)	(2)	6	(3)
Gross margin and economic gross margin	$—	$—	$—	$—

GenOn Americas Generation's gross margin decreased by $7 million and economic gross margin increased by $21 million for the three months ended September 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to a 91% increase in generation due to more economic generation resulting from warmer weather conditions compared to the prior year	$69
Higher gross margin at GenOn Mid-Atlantic due to the closure and financial settlement of certain open positions with a counterparty that would have otherwise been realized in subsequent periods	50
Higher gross margin due to higher purchased capacity to meet capacity supply obligations in the prior year	10
Lower gross margin at GenOn Mid-Atlantic due to a 26% decrease in average realized prices due to a decline in merchant power prices in 2016	(66)
Lower gross margin due to a 31% decrease primarily related to PJM cleared auction capacity prices as a result of more imports, fewer constraints, and less demand growth than the prior year	(30)
Lower gross margin due to an 11% decrease in average realized prices in New York and New England primarily due to prior year beneficial hedges	(7)
Lower gross margin due mainly to a 52% decrease in generation at Bowline due to planned and unplanned outages in 2016 partially offset by an increase at Pittsburg due to expiration of the tolling agreement in September 2015	(5)
Increase in economic gross margin	$21
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(27)
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(7)
GenOn Americas Generation's gross margin decreased by $17 million and economic gross margin increased by $40 million for the nine months ended September 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin at GenOn Mid-Atlantic due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	$85
Higher gross margin due to an 11% increase in generation due to more economic generation resulting from warmer weather conditions compared to the prior year	16
Higher gross margin due to prior year market adjustments for fuel oil inventory	15
Lower gross margin at GenOn Mid-Atlantic due to a 10% decrease in average realized energy prices due to decline in merchant power prices partially offset by decrease in natural gas prices due to short-term natural gas contracts	(22)
Lower gross margin due to a 2% decrease in PJM cleared auction capacity prices and lower pricing in NY Hudson Valley zone and a 5% decrease in PJM cleared auction capacity volumes due to plant deactivations and lower New York volumes as there was increased bilateral activity	(24)
Lower gross margin due to lower generation at Bowline and Canal as a result of the timing of planned and unplanned outages in 2016	(17)
Lower gross margin due to a 42% decrease in average realized energy prices in New York and New England partially offset by a 71% decrease in contracted natural gas prices primarily at Bowline	(13)
Increase in economic gross margin	$40
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(56)
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(17)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Americas Generation's operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(61)	$(26)	$(225)	$(163)
Net unrealized (losses)/gains on open positions related to economic hedges	(14)	22	(3)	79
Total mark-to-market losses in operating revenues	$(75)	$(4)	$(228)	$(84)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$15	$3	$60	$10
Net unrealized gain/(losses) on open positions related to economic hedges	20	(12)	(20)	(58)
Total mark-to-market gains/(losses) in operating costs and expenses	$35	$(9)	$40	$(48)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2016, the $75 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period as well as a decrease in the value of forward purchases of natural gas contracts as a result of decreases in forward natural gas prices. The $35 million gain in operating costs and expenses from economic hedge positions was primarily driven by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices, as well as the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
For the nine months ended September 30, 2016, the $228 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $40 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, partially offset by decreases in the value of new coal contracts executed during the year.
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

Operations and Maintenance
Operations and maintenance remained flat for the three months ended September 30, 2016, compared to the same period in 2015.
Operations and maintenance decreased by $19 million for the nine months ended September 30, 2016, compared to the same period in 2015 as a result of lower maintenance expense due to prior year outages at Bowline and Canal partially offset by an increase in environmental expenses at GenOn Mid-Atlantic in the current year.
Other Cost of Operations
Other cost of operations decreased by $9 million for the three months ended September 30, 2016, compared to the same period in 2015 and decreased by $21 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to a reduction in property tax assessments for the Chalk Point and Dickerson generating stations and the receipt of a favorable property tax settlement in the third quarter of 2016 quarter at the Dickerson generating station for previous tax years.
Gain on Sale of Assets
The $74 million gain on sale of assets during the three months ended September 30, 2016 reflects the gain on the sale of Potrero real property during the third quarter of 2016.
The $77 million gain on sale of assets during the nine months ended September 30, 2016 reflects the $74 million gain on the sale of Potrero real property during the third quarter of 2016 and a $3 million gain on the sale of an easement of land at Potrero during the first quarter of 2016.
Interest Expense
Interest expense decreased by $3 million during the three months ended September 30, 2016, compared to the same period in 2015 and decreased by $9 million during the nine months ended September 30, 2016, compared to the same period in 2015 due to the repurchase of GenOn Americas Generation Senior Notes during the fourth quarter of 2015.

GenOn Mid-Atlantic

The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2016	2015	Change	2016	2015	Change
Operating Revenues
Energy revenue (a)	$263	$149	$114	$612	$529	$83
Capacity revenue (a)	48	69	(21)	171	183	(12)
Mark-to-market for economic hedging activities	(83)	(1)	(82)	(203)	(29)	(174)
Other revenues	2	3	(1)	5	9	(4)
Total operating revenues	230	220	10	585	692	(107)
Operating Costs and Expenses
Generation cost of sales (a)	140	85	55	284	285	(1)
Mark-to-market for economic hedging activities	(40)	2	(42)	(39)	42	(81)
Operations and maintenance	48	45	3	181	166	15
Other cost of operations	(1)	9	(10)	9	29	(20)
Total cost of operations	147	141	6	435	522	(87)
Depreciation and amortization	16	16	—	45	49	(4)
General and administrative	15	15	—	45	44	1
Total operating costs and expenses	178	172	6	525	615	(90)
Operating Income	52	48	4	60	77	(17)
Other Income/(Expense)
Other Income	1	—	1	1	—	1
Interest expense	(2)	(1)	1	(4)	(3)	1
Total other expense	(1)	(1)	—	(3)	(3)	—
Income Before Income Taxes	51	47	4	57	74	(17)
Income tax	—	—	—	—	—	—
Net Income	$51	$47	$4	$57	$74	$(17)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.81	$2.77	1%	$2.29	$2.80	(18)%
MWh sold (in thousands)	3,813	2,303	66%	7,090	6,427	10%
MWh generated (in thousands)	3,734	1,954	91%	7,090	6,410	11%

(a)    Includes realized gains and losses from financially settled transactions.

The following tables presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Energy revenue	$263	$149	$612	$529
Capacity revenue	48	69	171	183
Mark-to-market for economic hedging activities	(83)	(1)	(203)	(29)
Other revenues	2	3	5	9
Operating revenue	230	220	585	692
Cost of fuel	(124)	(74)	(247)	(255)
Other cost of sales	(16)	(11)	(37)	(30)
Mark-to-market for economic hedging activities	40	(2)	39	(42)
Gross margin	$130	$133	$340	$365
Less: Mark-to-market for economic hedging activities, net	(43)	(3)	(164)	(71)
Economic gross margin	$173	$136	$504	$436
GenOn Mid-Atlantic's gross margin decreased by $3 million and economic gross margin increased by $37 million for the three months ended September 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to a 91% increase in generation due to more economic generation resulting from warmer weather conditions compared to the prior year	$69
Higher gross margin due to the closure and financial settlement of certain open positions with a counterparty that would have otherwise been realized in subsequent periods	50
Lower gross margin due to a 26% decrease in average realized prices due to a decline in merchant power prices in 2016	(66)
Lower gross margin due to a 31% decrease in PJM cleared auction capacity prices resulting from more imports, fewer constraints, and less demand growth than the prior year	(22)
Other	6
Increase in economic gross margin	$37
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(40)
Decrease in gross margin	$(3)
GenOn Mid-Atlantic's gross margin decreased by $25 million and economic gross margin increased by $68 million for the nine months ended September 30, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	$85
Higher gross margin due to an 11% increase in generation due to more economic generation resulting from warmer weather conditions compared to the prior year	16
Lower gross margin due to a 10% decrease in average realized energy prices due to decline in merchant power prices partially offset by decrease in natural gas prices due to short-term natural gas contracts	(22)
Lower gross margin due to a 2% decrease in PJM cleared auction capacity prices and a 5% decrease in PJM cleared auction capacity volumes as capacity supply obligations expired at Potomac River	(12)
Other	1
Increase in economic gross margin	$68
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(93)
Decrease in gross margin	$(25)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Mid-Atlantic's operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(62)	$(23)	$(201)	$(89)
Net unrealized (losses)/gains on open positions related to economic hedges	(21)	22	(2)	60
Total mark-to-market losses in operating revenues	$(83)	$(1)	$(203)	$(29)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$15	$3	$55	$10
Net unrealized gain/(losses) on open positions related to economic hedges	25	(5)	(16)	(52)
Total mark-to-market gains/(losses) in operating costs and expenses	$40	$(2)	$39	$(42)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended September 30, 2016, the $83 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period as well as a decrease in the value of forward purchases of natural gas contracts as a result of decreases in natural gas prices. The $40 million gain in operating costs and expenses from economic hedge positions was primarily driven by an increase in the value of forward purchases of fuel contracts as a result of increases in forward coal prices, as well as the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
For the nine months ended September 30, 2016, the $203 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $39 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, partially offset by decreases in value of new coal contracts executed during the year.
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

Operations and Maintenance
Operations and maintenance increased by $3 million for the three months ended September 30, 2016, compared to the same period in 2015 due to an increase in environmental expenses.

Operations and maintenance increased by $15 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to increase in environmental expenses and higher variable operation and maintenance costs driven by increased generation in the current year.

Other Cost of Operations
Other cost of operations decreased by $10 million for the three months ended September 30, 2016, compared to the same period in 2015 and decreased by $20 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to a reduction in property tax for the Chalk Point and Dickerson generating stations and the receipt of a favorable property tax settlement in the third quarter of 2016 at the Dickerson generating station for previous tax years.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2016 and December 31, 2015, the Registrants' liquidity was comprised of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$625	$174
GenOn Mid-Atlantic (a)	483	299
REMA (a)	110	192
Total	1,218	665
Credit facility availability	293	222
Total liquidity	$1,511	$887
(a) At September 30, 2016, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.

For the nine months ended September 30, 2016, total liquidity increased $624 million primarily driven by the sales of the Aurora Generating Station and real property at Potrero during the third quarter of 2016 as discussed in Note 3, Dispositions, along with the settlement of certain open positions with one of GenOn's counterparties as discussed in Note 5, Accounting for Derivative Instruments and Hedging Activities.
As further described in Note 1, Basis of Presentation, management believes that the Registrants' liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As disclosed in Note 7, Debt and Capital Leases, as of September 30, 2016, $703 million of GenOn's Senior Notes are current and due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern. If GenOn cannot continue as a going concern, this may have a material adverse impact on GenOn's liquidity, results of operations, cash flows and financial position.
NRG, GenOn’s parent company, has no obligation to provide any financial support to the Registrants other than as described in Note 9, Related Party Transactions.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility of a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors and, during the third quarter of 2016, GenOn retained advisors as part of this process.

Management continues to regularly monitor the ability of GenOn Americas Generation and GenOn Mid-Atlantic to finance the needs of its long-term operating, financing and investing activities.
Restricted Payments Tests
Of the $1.2 billion of cash and cash equivalents of the Registrants' as of September 30, 2016, $483 million and $110 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of September 30, 2016, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments. GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn senior notes due 2018 and 2020 and the related indentures also restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At September 30, 2016, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
Credit Ratings
On October 7, 2016, Moody's lowered its corporate credit ratings on GenOn to Caa3 from Caa2 and its probability of default rating to Caa3-PD from Caa2-PD. In addition, Moody's also lowered the ratings of REMA and GenOn Mid-Atlantic's pass through certificates to Caa1 from B2. These changes are an update from March 21, 2016, at which time GenOn's corporate credit rating was lowered from B3 to Caa2. At that time, Moody's also lowered the issue level ratings on GenOn Senior Notes from B3 to Caa2 and the GenOn Americas Generation Senior Notes from Caa1 to Caa2.
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
The following table summarizes the Registrants' credit ratings of its senior notes as of September 30, 2016:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	CCC+	Caa2
GenOn 9.500% Senior Notes, due 2018	CCC+	Caa2
GenOn 9.875% Senior Notes, due 2020	CCC+	Caa2
GenOn Americas Generation 8.500% Senior Notes, due 2021	CCC	Caa2
GenOn Americas Generation 9.125% Senior Notes, due 2031	CCC	Caa2

Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations, cash proceeds from future sales of assets and the intercompany revolving credit agreement with NRG, described more fully in Note 9, Related Party Transactions. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Asset Dispositions
During the nine months ended September 30, 2016, GenOn received proceeds of $118 million related to the sale of its Seward and Shelby Generating Stations during the first quarter, proceeds of $369 million related to the sale of GenOn's Aurora Generating Station during the third quarter and proceeds of $76 million related to the sale of an easement of land and of real property located at Potrero during the first and third quarter of 2016.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.
Capital Expenditures
The following table and description summarizes the Registrant's capital expenditures for maintenance, environmental, and fuel conversions/additions for the nine months ended September 30, 2016, and currently estimated capital expenditures forecast for the remainder of 2016.

	Maintenance	Environmental	Fuel Conversions/ Additions	Total
	(In millions)
Total cash capital expenditures for the nine months ended September 30, 2016
GenOn	$101	$39	$99	$239
GenOn Americas Generation	35	9	—	44
GenOn Mid-Atlantic	34	6	—	40
Estimated capital expenditures for the remainder of 2016
GenOn	51	23	21	95
GenOn Americas Generation	29	3	—	32
GenOn Mid-Atlantic	27	3	—	30

Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating station through 2026 and leases 16.45% and 16.67% interests in the KeyStone and Conemaugh coal generation stations, respectively, through 2034. In addition, GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation stations and associate property through 2029 and 2034, respectively. GenOn and GenOn Mid-Atlantic account for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively.

The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the nine months ended September 30, 2016 and the future payments for the remaining term of the respective lease agreements.

	Nine Months Ended September 30, 2016	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
REMA	$61	$—	$63	$55	$65	$56	$278	$578
GenOn Mid-Atlantic	128	22	144	105	139	105	442	1,085
Total Minimum Lease Payment	$189	$22	$207	$160	$204	$161	$720	$1,663

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through September 30, 2016, see Note 10, Commitments and Contingencies, to this Form 10-Q.
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
As disclosed in Note 7, Debt and Capital Leases, to this Form 10-Q, as of September 30, 2016, $703 million of GenOn's Senior Notes outstanding are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern.
As of September 30, 2016, GenOn has cash and cash equivalents of $1.2 billion, of which $483 million and $110 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its lease. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support to the Registrants other than as described in Note 9, Related Party Transactions.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors and, during the third quarter of 2016, GenOn retained advisors as part of this process.

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

Date: November 4, 2016

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

Date: November 4, 2016

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

Date: November 4, 2016