Form 10-K
period 2016-12-31
GenOn Energy, Inc.; GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2017-02-28
CIK 1126294, 1138258, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
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
58-2574140 (I.R.S. Employer Identification No.)
Commission File Number: 333-61668

Delaware (State or other jurisdiction of incorporation or organization)

804 Carnegie Center Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
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

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CCGT	Combined Cycle Gas Turbine
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002
CES	Clean Energy Standard
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of sales and other cost of sales
EGU	Electric Generating Unit
EMAAC	Eastern Mid-Atlantic Area Council
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EPSA	The Electric Power Supply Association
ERISA	The Employee Retirement Income Security Act of 1974
ESPS	Existing Source Performance Standards
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031

GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Plans	Collectively, the NRG GenOn LTIP, The GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan
GenOn Senior Notes
GenOn's $1.8 billion outstanding unsecured senior notes consisting of $691 million of 7.875% senior notes due 2017, $649 million of 9.5% senior notes due 2018, and $490 million of 9.875% senior notes due 2020

GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
IASB	International Accounting Standards Board
ICAP	New York Installed Capacity
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
IPA	Illinois Power Authority
IRC	Internal Revenue Code of 1986, as amended
IRC §	IRC Section
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offered Rate
LTSA	Long Term Service Agreement
MAAC	Mid-Atlantic Area Council
MATS	Mercury and Air Toxics Standards
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
Mothballed
The unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months

MW	Megawatt
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
Natixis	Natixis Funding Corp.
NEPGA	New England Power Generators Association
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral

Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn employees
NRG Merger	The merger completed on December 14, 2012 whereby GenOn became a wholly owned subsidiary of NRG
NSPS	New Source Performance Standards
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/ (Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PER	Peak Energy Rate
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PPM	Parts Per Million
PUCO	Public Utility Commission of Ohio
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emission reduction, but also to increase facility capacity, and improve system efficiency

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RRI Energy	RRI Energy, Inc.
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Seward	The Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby Generating Station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
U.S.	United States of America

PART I
Item 1 — Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
The Registrants are wholesale power generation subsidiaries of NRG, which is a competitive power company that produces, sells and delivers electricity and related services, primarily in major competitive power markets in the U.S. GenOn is an indirect wholly owned subsidiary of NRG. GenOn was incorporated as a Delaware corporation on August 9, 2000, under the name Reliant Energy Unregco, Inc. GenOn Americas Generation and GenOn Mid-Atlantic are indirect wholly owned subsidiaries of GenOn. GenOn Americas Generation was formed as a Delaware limited liability company on November 1, 2001, under the name Mirant Americas Generation, LLC. GenOn Mid-Atlantic was formed as a Delaware limited liability company on July 12, 2000, under the name Southern Energy Mid-Atlantic, LLC. GenOn Mid-Atlantic is a wholly-owned subsidiary of NRG North America and an indirect wholly owned subsidiary of GenOn Americas Generation. The Registrants are engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services.
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
The following table summarizes the generation portfolio as of December 31, 2016, by Registrant:

	(In MW)(a)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas(b)(c)	10,377	4,040	1,864
Coal(d)	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	16,423	7,907	4,605

(a)	MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units.

(b)
GenOn's natural gas generation portfolio includes 325 MW related to the gas addition of New Castle Units 3-5 which was completed in the second quarter of 2016 and 597 MW related to the gas addition of Shawville which was completed in the fourth quarter of 2016. GenOn's natural gas generation does not include 78 MW related to the Chalk Point capital lease which expired at the end of 2015, 352 MW related to Shelby which was sold on March 1, 2016 and 878 MW related to Aurora which was sold on July 12, 2016.

(c)	GenOn's natural gas generation portfolio includes 275 MW related to Choctaw Unit 1 which is in forced outage which is expected to return to service in December 2017.

(d)
GenOn's coal generation portfolio does not include 325 MW related to New Castle Units 3-5, which completed a gas addition in the second quarter of 2016, 597 MW related to Shawville, which completed a gas addition in the fourth quarter of 2016, and 94 MW related to Avon Lake Unit 7, which was deactivated in the second quarter of 2016. In addition, GenOn's coal generation portfolio does not include 525 MW related to Seward which was sold on February 2, 2016.

Seasonality and Price Volatility
Annual and quarterly operating results of the Registrants' wholesale power generation segments can be significantly affected by weather and energy commodity price volatility. Significant other events, such as the demand for natural gas, interruptions in fuel supply infrastructure and relative levels of hydroelectric capacity, can increase seasonal fuel and power price volatility. The preceding factors related to seasonality and price volatility are fairly uniform across the Registrants' wholesale generation business.

2016 Significant Events and Developments
Going Concern
As disclosed in Item 15 — Note 1, Nature of Business and Note 9, Debt and Capital Leases, as of December 31, 2016, $691 million of GenOn's Senior Notes outstanding, excluding $8 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the GenOn Senior Notes due in June 2017. As a result of these factors, there is substantial doubt about GenOn's ability to continue as a going concern.
NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further in described in Item 15 — Note 13, Related Party Transactions. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the GenOn Senior Notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process.
As of December 31, 2016, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts payable due to GenOn Energy Holdings of $43 million under the intercompany cash management program as further described in Item 15 — Note 13, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2016, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 9, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Dispositions & Deactivations
During the year ended December 31, 2016, the Registrants completed dispositions of certain generating stations and real property further discussed in Item 15 — Note 3, Dispositions. The following table summarizes dispositions during 2016:

Name and Location of Facility	Net Generation Capacity (MW)	Power Market	Registrant	Date Sale Completed
Seward, New Florence, PA	525	PJM	GenOn	February 2, 2016
Shelby, Neoga, IL	352	PJM	GenOn	March 1, 2016
Aurora, IL	878	PJM	GenOn	July 12, 2016
Potrero, San Francisco, CA (a)	—	N/A	GenOn Americas Generation	September 26, 2016
	1,755
(a) The sale of Potrero consisted solely of real property, as the generating station was deactivated during the first quarter of 2011.

In addition, GenOn Americas Generation deactivated the Pittsburg Generating Station, a 1,029 MW natural gas-fired facility located in California, on January 1, 2017.
The Registrants' future operating revenues, gross margin and other operating costs may be adversely impacted as a result of facilities that have been sold or deactivated in 2016 or may be deactivated in the future.

Impairments
During 2016, GenOn recorded impairment losses on its Mandalay and Ormond Beach operating units along with its leased interests in Keystone and Conemaugh totaling $194 million. In addition, GenOn Americas Generation recorded an impairment on the Pittsburg generating station during the fourth quarter of 2016 resulting in an impairment loss of $20 million. See Item 15 — Note 8, Impairments, to the Consolidated Financial Statements for further discussion.
Competition
Wholesale power generation is a capital-intensive and commodity-driven business with numerous industry participants that compete on the basis of the location of their plants, fuel mix, plant efficiency and the reliability of the services offered. The Registrants compete on the basis of the location of their plants and ownership of portfolios of plants in various regions, which increases the stability and reliability of their energy revenues. Wholesale power generation is a regional business that is currently highly fragmented and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies the Registrants compete with depending on the market. Competitors include regulated utilities, municipalities, cooperatives and other independent power producers, and power marketers or trading companies, including those owned by financial institutions.
Competitive Strengths
The Registrants’ power generation assets are diversified by fuel-type, dispatch level and region, which helps mitigate the risks associated with fuel price volatility and market demand cycles. The Registrants' baseload and intermediate facilities provide each with a significant source of cash flow, while the peaking facilities provide the Registrants with opportunities to capture significant upside potential that can arise from time to time during periods of high demand.
Many of the Registrants’ generation assets are located within densely populated areas, which tend to have higher wholesale pricing as a result of relatively favorable local supply-demand balance. The Registrants have generation assets located in or near the New York City, Washington, D.C., Baltimore, Pittsburgh, Los Angeles and San Francisco metropolitan areas. These facilities, some of which are aging, are often ideally situated for repowering or the addition of new capacity because their location and existing infrastructure provide significant advantages over undeveloped sites.

Coal Operations
The following table summarizes GenOn's U.S. coal capacity and the corresponding revenues and average natural gas prices and positions resulting from coal hedge agreements extending beyond December 31, 2016 and through 2020:

	2017	2018	2019	2020	Annual Average for 2017-2020
	(Dollars in millions unless otherwise stated)
Net Coal Capacity (MW) (a)	4,198	4,198	4,198	4,198	4,198
Forecasted Coal Capacity (MW) (b)	1,956	1,823	1,396	1,248	1,606
Total Coal Sales (GWh) (c)	16,636	1,905	—	—	4,635
Percentage Coal Capacity Sold Forward (d)	97%	12%	—%	—%	27%
Total Forward Hedged Revenues (e)	$629	$68	$—	$—	$—
Weighted Average Hedged Price ($ per MWh) (e)	$37.79	$35.48	$—	$—	$—
Average Equivalent Natural Gas Price ($ per MMBtu) (e)	$3.65	$3.43	$—	$—	$—
Gross Margin Sensitivities
Gas Price Sensitivity Up $0.50/MMBtu on Coal Units	$37	$119	$118	$111	$—
Gas Price Sensitivity Down $0.50/MMBtu on Coal Units	$(10)	$(90)	$(82)	$(74)	$—
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal Units	$35	$61	$56	$52	$—
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal Units	$(11)	$(49)	$(48)	$(43)	$—

(a)	Net coal capacity represents nominal summer net MW capacity of power generated as adjusted for the Registrants' ownership position excluding capacity from inactive/mothballed units.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2016, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent GWh based on forward market implied heat rate as of December 31, 2016, and then combined with power sales to arrive at equivalent GWh hedged. The coal sales include swaps and delta of options sold which is subject to change. For detailed information on the Registrants' hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

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
Current Administration and Changeover at FERC — FERC is currently without a quorum and cannot issue orders in contested proceedings until a new Commissioner is appointed. FERC’s day-to-day work can continue through authority that has been delegated to FERC Staff. With a new administration and three vacant positions at FERC, the Registrants' business may be affected because its generation fleet is subject to changes in FERC regulatory policy.

PJM
2019/2020 PJM Auction Results — On May 24, 2016, PJM announced the results of its 2019/2020 base residual auction. GenOn (including GenOn Americas Generation and GenOn Mid-Atlantic) cleared approximately 6,766 MW of Capacity Performance product and 305 MW of Base Capacity product in the 2019/2020 base residual auction. GenOn's (including GenOn Americas Generation and GenOn Mid-Atlantic) expected capacity revenues from the 2019/2020 base residual auction for the 2019/2020 delivery year are approximately $260 million. GenOn Americas Generation (including GenOn Mid-Atlantic) cleared approximately 3,814 MW of Capacity Performance product in the 2019/2020 base residual auction. GenOn Americas Generation's (including GenOn Mid-Atlantic) expected capacity revenues from the 2019/2020 base residual auction for the 2019/2020 delivery year are approximately $140 million.

The tables below provide a detailed description of the Registrant's Base Residual Auction results:
GenOn:

	Base Capacity Product		Capacity Performance Product
Zone	Cleared Capacity (MW)(1)	Price ($/MW-day)	Cleared Capacity (MW)(1)	Price ($/MW-day)
EMAAC	103	$99.77	414	$119.77
MAAC	9	$80.00	5,802	$100.00
RTO	193	$80.00	550	$100.00
Total	305		6,766
(1) Includes imports. Excludes cleared capacity related to Aurora, the sale of which was completed on July 12, 2016.
GenOn Americas Generation & GenOn Mid-Atlantic:

	Base Capacity Product		Capacity Performance Product
Zone	Cleared Capacity (MW)(1)	Price ($/MW-day)	Cleared Capacity (MW)(1)	Price ($/MW-day)
MAAC (2)	—	$—	3,814	$100.00
Total	—		3,814
(1) Includes imports.
(2) Plants that participate in the PJM auctions for GenOn Americas Generation are solely those operated by GenOn Mid-Atlantic.

PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the D.C. Circuit seeking review of the FERC orders approving PJM's Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. NRG intervened in these matters on July 29, 2016. On December 9, 2016, NRG, along with other generators and industry trade groups, filed a joint brief in support of FERC's decision. Briefing is complete and oral argument occurred in February 2017. This case governs capacity revenues already received by the Registrants, as well as the revenues for forward periods.
PJM Seasonal Capacity Proceeding — On November 17, 2016, PJM proposed to enhance the ability of capacity storage resources, intermittent resources, demand response, energy efficiency, and environmentally limited resources, or collectively the seasonal capacity performance resources, to participate in the BRA and qualify as a resource providing the capacity performance product through aggregation. NRG filed comments specifically supporting PJM’s proposal to modify the aggregation rules to allow seasonal capacity resources to aggregate across LDAs and to allow aggregations through RPM auctions. On January 23, 2017, PJM amended its proposal to address questions from FERC. The outcome of this proceeding could have a material impact on future PJM capacity prices.

Complaints Related to Extension of Base Capacity — In 2015, FERC approved changes to PJM's capacity market, which included moving from the Base Capacity product to the higher performance Capacity Performance product over the course of a five year transition. Under this transition, as of the May 2017 BRA, the Base Capacity product will no longer be available. Several parties have filed complaints at FERC seeking to maintain the RPM Base Capacity product for at least one more delivery year or until such time as PJM develops a model for seasonal resources to participate. If the transition is delayed, capacity prices could be materially impacted. The matters are pending at FERC.

MOPR Revisions — On May 2, 2013, FERC accepted PJM's proposal to substantially revise its Minimum Offer Price Rule, or MOPR.  Among other things, FERC approved the portions of the PJM proposal that exempt many new entrants from demonstrating that their proposed projects are economic, as well as providing a similar exemption for public power entities and certain self-supply entities. This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices.  On June 3, 2013, NRG filed a request for rehearing of the FERC order and subsequently protested the manner in which PJM proposed to implement the FERC order. On October 15, 2015, FERC denied the requests for rehearing and accepted PJM’s compliance filing.  NRG, along with other parties, filed a petition for review of FERC's decision with the D.C. Circuit. Briefing is complete. The case is pending at the D.C. Circuit.

Illinois Zero Emission Credit Legislation and Related PJM Complaint — Pursuant to legislation in Illinois, the Illinois Power Agency is to procure contracts for Zero Emission Credits, or ZECs, through a process that would take into account environmental benefits, including the preservation of zero emission facilities. The procurement would be subject to review by the Illinois Commerce Commission. These ZECs are out-of-market subsidies that threaten to artificially suppress prices in the PJM auctions.  On February 14, 2017, NRG, along with other companies, filed a complaint in the District Court for the Northern District of Illinois; another plaintiff group filed a similar complaint on the same day.

As a result of the ZEC scheme adopted by the Illinois legislature and to address the effect of subsidies set to be paid to Illinois to certain nuclear units, on January 9, 2017, NRG and other generators and its trade association filed a joint amendment to the pending complaint seeking to apply the MOPR in the capacity market to existing resources that receive out-of-market subsidies. This amendment is to the March 21, 2016 complaint filed by NRG and other companies related to ratepayer-funded subsidies approved by the PUCO.

New England (GenOn and GenOn Americas Generation)
2020/2021 ISO-NE Auction Results — On February 6, 2017, ISO-NE announced the results of its 2020/2021 forward capacity auction. GenOn, including GenOn Americas Generation, cleared 1,112 MW at $5.297 per KW month providing expected annual capacity revenues of $71 million.
Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to how the PER strike price is calculated and determine any refunds during the time period provided for in the complaint. The first FERC-ordered settlement conference occurred on February 16, 2017.
Performance Incentive Proposal — On January 17, 2014, ISO-NE filed at FERC to revise its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity. The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge. The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions, and could be larger than the base payment.
On May 30, 2014, FERC found that most of the provisions in the ISO-NE proposal, with modifications, together with an increase to the reserve constraint penalty factors, provided a just and reasonable structure. FERC instituted a proceeding for further hearings and required ISO-NE to make a compliance filing to modify its proposal and adopt the increases to the reserve constraint penalty factors. FERC denied rehearing. The NEPGA filed a petition for review of FERC's decision with the D.C. Circuit. Briefing is complete.
New York (GenOn and GenOn Americas Generation)
New York Clean Energy Standard and Zero Emission Credit Nuclear Bailout — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, order.  The CES order included three main components: (i) a commitment to move New York to 50% renewables by 2030; (ii) new renewable energy credit pricing for both new and existing renewable facilities; and (iii) a ZEC that would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. The stated purpose of the ZECs is to keep nuclear units running even though they would be uneconomic and likely retire if they received compensation only from the FERC-jurisdictional wholesale power market. The ZECs would have the effect of suppressing wholesale market prices and interfere with the wholesale market.  On October 19, 2016, NRG, along with other entities, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On December 9, 2016, Exelon, the NYSPSC and other parties filed a motion to dismiss the complaint. On January 6, 2017, NRG, along with other parties, filed an opposition to the motions to dismiss. The motions are pending before the U.S. District Court.
Independent Power Producers of New York (IPPNY) Complaint — On January 9, 2017, EPSA requested FERC to promptly direct the NYISO to file tariff provisions to address pending market concerns related to out of market payments to existing generation in the NYISO. This request was prompted by the ZEC program initiated by the NYSPSC. This request follows IPPNY’s complaint at FERC against the NYISO on May 10, 2013, as amended on March 25, 2014. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.

New York Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued what it refers to as its “Retail Reset” order, or Reset Order, in docket 12-M-0476 et al.  Among other things, the Reset Order instituted a price cap on energy supply offers and required many retail providers to seek affirmative consent from certain retail customers over a very short period of time to retain those customers.  Retail suppliers who cannot meet these conditions will be required to return their customers to energy supply service provided by the local utility. On July 25, 2016, the New York Supreme Court vacated part of the Reset Order on procedural grounds and remanded the matter to the NYSPSC for further consideration. Additionally, the Court affirmed the NYSPSC’s authority to regulate Energy Service Companies prices.  The matter is now on appeal before the Supreme Court of New York, Appellate Division. On December 2, 2016 in the same docket, the NYSPSC issued notice of an evidentiary proceeding and collaborative process to determine the future structure of the retail energy market in New York.  The outcome of this evidentiary and collaborative process, combined with the outcome of the appeal of the Reset Order, could affect the viability of the New York retail energy market.

MISO (GenOn)
Revisions to MISO Capacity Construct — On November 20, 2015, FERC issued a final order denying NRG’s request for rehearing of a 2012 FERC order approving the MISO capacity construct. NRG filed a petition for review of FERC’s decision with the D.C. Circuit on the grounds that FERC’s order denies merchant generators in MISO’s footprint any reasonable opportunity to recover their fixed costs. On November 2, 2016, NRG filed its initial brief and briefing continues. The eventual outcome of this proceeding could impact MISO’s attempts to redesign its capacity markets and thereby affect the value of NRG’s uncontracted assets within the MISO footprint.

MISO Forward Capacity Market Design for Retail Choice States — MISO staff has proposed revisions to its market design by implementing a three-year Forward Resource Auction for Illinois and the portion of Michigan with Retail Choice Load with a Sloped Demand Curve.  On November 1, 2016, MISO filed its proposal with FERC. On December 14, 2016, NRG filed a protest to MISO’s proposal.  On February 2, 2017, FERC rejected MISO’s proposal.

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
A number of regulations with the potential to affect the Registrants and their facilities are in development, under review or have been recently promulgated by the EPA, including ESPS/NSPS for GHGs, ash disposal requirements, NAAQS revisions and implementation and effluent guidelines. The Registrants are currently reviewing the outcome and any resulting impact of recently promulgated regulations and cannot fully predict such impact until legal challenges are resolved and the new presidential administration decides how to proceed with some of the more controversial regulations. Federal and state environmental laws generally have become more stringent over time, although this trend could change in the near term with respect to federal laws under the new U.S. presidential administration.
Ozone NAAQS — On October 26, 2015, the EPA promulgated a rule that reduces the ozone NAAQS to 0.070 ppm. If it survives legal challenges, this more stringent NAAQS will obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units.

Cross-State Air Pollution Rule — The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states including Texas and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio, Pennsylvania and Texas. On October 26, 2016, the EPA finalized the CSAPR Update Rule, which reduces future NOx allocations and discounts the current banked allowances to account for the more stringent 2008 Ozone NAAQS and to address the D.C. Circuit's July 2015 decision. This rule has been challenged in the D.C. Circuit. The Registrants believe that their investment in pollution controls and cleaner technologies leave the fleet well-positioned for compliance.
MATS — In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the MATS rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believes that because they have already invested in pollution controls and cleaner technologies, the fleet is well-positioned to comply with the MATS rule.
Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit, sitting en banc, heard oral argument on the legal challenges to the CPP in September 2016. Due to the ongoing litigation and the potential impact of the new U.S. presidential administration, the Registrants believe the CPP is not likely to survive.
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which will impose more stringent requirements (as individual permits are renewed) for wastewater streams from flue gas desulfurization, fly ash, bottom ash, and flue gas mercury control. The Registrants estimate that it would cost approximately $45 million over the next five years to comply with this rule at the Registrants' coal-fired plants. This regulation has been challenged and is subject to legal uncertainty. The change in U.S. presidential administration increases the likelihood that the legal challenges will succeed. The Registrants decide to invest capital for environmental controls based on: the certainty of regulations; evaluation of different technologies; options to convert to gas; and the expected economic returns on the capital. Over the next several years, the Registrants will decide whether to proceed with these investments at each of the plants as permits are renewed based on, among other things, the legal certainty of the regulation and market conditions at that time.

See Item 15 — Note 15, Regulatory Matters, Note 16, Environmental Matters, and Note 17, Guarantees, to the Consolidated Financial Statements.
Regional Environmental Issues
RGGI — The Registrants operate generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020. The nine RGGI states are re-evaluating the program and may alter the rules to further reduce the number of allowances. The revisions being currently contemplated could adversely impact the Registrants' results of operations, financial condition and cash flows.
Massachusetts Global Warming Solutions Act Proposed Regulation — In May 2016, the Massachusetts Supreme Judicial Court held that Massachusetts DEP had not complied with the 2008 Global Warming Solutions Act, which requires establishing limits for sources of GHGs. The Court held that participation in RGGI was not sufficient. In December 2016, the Massachusetts DEP proposed a regulation that would limit GHG emissions from large electric generating facilities located in Massachusetts.  A final regulation is expected by August 2017.  If promulgated in its current form, the regulation may limit the operations of affected facilities.

New Source Review — The EPA and various states have been investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review,” or NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating stations violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station, which suit was resolved pursuant to a July 2013 Consent Decree.
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2017 through 2021 required to comply with environmental laws will be approximately $61 million for GenOn, which includes $31 million for GenOn Americas Generation. The estimate for GenOn Americas Generation includes $31 million for GenOn Mid-Atlantic.
Employees
As of December 31, 2016, GenOn had 1,581 employees of which 580 employees were part of GenOn Americas Generation and 430 employees were part of GenOn Mid-Atlantic, approximately 66.3%, 67.8% and 70.2%, respectively, of whom were covered by bargaining agreements. During 2016, the Registrants did not experience any labor stoppages or labor disputes at any of their facilities.
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
Risks Related to the Operation of the Registrants' Businesses
There is substantial doubt about GenOn's ability to continue as a going concern.
GenOn’s consolidated financial statements have been prepared assuming GenOn will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should GenOn be unable to continue as a going concern. Such adjustments could have a material adverse impact on GenOn's results of operations, cash flows and financial position.
As disclosed in Item 15 — Note 1, Nature of Business and Note 9, Debt and Capital Leases, $691 million of GenOn's Senior Notes outstanding, excluding $8 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity to repay the GenOn Senior Notes due in June 2017. As a result, there is substantial doubt about GenOn's ability to continue as a going concern.
As of December 31, 2016, GenOn has consolidated cash and cash equivalents of $1.0 billion, of which $471 million and $100 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Item 15 — Note 13, Related Party Transactions. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
GenOn is currently considering all options available to it, including negotiations with creditors, refinancing the GenOn Senior Notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process.
As of December 31, 2016, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts payable due to GenOn Energy Holdings of $43 million under the intercompany cash management program as further described in Item 15 — Note 13, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.

With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2016, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 9, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
GenOn is a wholly-owned subsidiary of NRG and is highly dependent on NRG for services under a shared services agreement.
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
        As of December 31, 2016, GenOn's generating capacity is 58% in PJM, 23% in CAISO, 7% in NYISO, 7% ISO-NE and 5% in MISO, and GenOn Americas Generation's generating capacity is 58% in PJM, 13% in CAISO, 15% in NYISO and 14% ISO-NE. As of December 31, 2016, all of GenOn Mid-Atlantic's generating capacity is in PJM. Adverse developments in these regions, especially in the PJM market, may adversely affect the Registrants. Further, the effect of such adverse regional developments may be greater on the Registrants than on more geographically diversified competitors.
The integration of the Capacity Performance product into the PJM market and the Pay-for-Performance mechanism in ISO-NE could lead to substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on the Registrants’ results of operations, financial condition and cash flows.

Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time generator performance.  Capacity market prices are sensitive to design parameters, as well as additions of new capacity. The Registrants may experience substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on the Registrants’ results of operations, financial condition and cash flows.

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
        The Registrants generate electricity using fossil fuels at large central facilities. This method results in economies of scale and lower costs than newer technologies such as fuel cells, battery storage, microturbines, windmills and photovoltaic solar cells. It is possible that advances in those technologies, or governmental incentives for renewable energies, will reduce their costs to levels that are equal to or below that of most central station electricity production.
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
Adverse economic conditions, including reduced demand, could adversely affect the Registrants' business, financial condition, results of operations and cash flows.
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

The Registrants' hedging and GenOn Americas Generation's fuel oil management activities may increase the volatility of the Registrants' GAAP financial results.
        Derivatives from the Registrants' hedging and GenOn Americas Generation's fuel oil management activities are recorded on the balance sheets at fair value pursuant to the accounting guidance for derivative financial instruments. None of the Registrants' derivatives that are recorded at fair value are designated as hedges under this guidance, and changes in their fair values currently are recognized in earnings as unrealized gains or losses. As a result, the Registrants' GAAP financial results — including gross margin, operating income and balance sheet ratios — will, at times, be volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices.
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
On October 23, 2015, the EPA promulgated the final GHG emissions rules for new and existing fossil-fuel-fired electric generating units. The impact of further legislation or regulation of GHGs on the Registrants' financial performance will depend on a number of factors, the applicability of offsets, and the extent to which the Registrants would be entitled to receive CO2 emissions credits without having to purchase them in an auction or on the open market.
The Registrants operate generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020. The nine RGGI states are re-evaluating the program and may alter the rules to further reduce the number of allowances. The revisions being currently contemplated could adversely impact the Registrants' results of operations, financial condition and cash flows.
California has a CO2 cap and trade program for electric generating units greater than 25 MW. The impact on the Registrants depends on the cost of the allowances and the ability to pass these costs through to customers.
On October 26, 2015, the EPA promulgated a rule that reduces the ozone NAAQS to 0.070 ppm. If it survives legal challenges, this more stringent NAAQS will obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units.

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
Substantially all of the Registrants' generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently NERC) and approved by FERC. If the Registrants fail to comply with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties and increased compliance obligations. The Registrants will also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps, and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Registrants' generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and the Registrants cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Registrants' business. In addition, in some of these markets, interested parties have proposed to reinstate the vertical monopoly utility of the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Registrants' business prospects and financial results could be negatively impacted.
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

The Registrants' business may be affected by state interference in the competitive wholesale marketplace.
The Registrants' generation business relies on a competitive wholesale marketplace. The competitive wholesale marketplace may be undermined by out-of-market subsidies provided by states or state entities, including bailouts of uneconomic nuclear plants, imports of power from Canada, renewable mandates or subsidies, as well as out-of-market payments to new generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to premature retirement of existing facilities, including those owned by the Registrants. If these measures continue, capacity and energy prices may be suppressed, and the Registrants may not be successful in their efforts to insulate the competitive market from this interference.

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
      In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants are evaluating the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2016.
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
At December 31, 2016, GenOn's consolidated indebtedness was $2.8 billion and GenOn Americas Generation's consolidated indebtedness was $745 million. In addition, the present values of lease payments under the respective GenOn Mid-Atlantic and REMA operating leases were approximately $583 million and $346 million, respectively (assuming a 10% and 9.4% discount rate, respectively) and the termination values of the respective GenOn Mid-Atlantic and REMA operating leases were $800 million and $618 million, respectively.
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
        GenOn and certain of its subsidiaries, including GenOn Americas Generation and NRG Americas, are holding companies and, as a result, are dependent upon dividends, distributions and other payments from their operating subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from their operations is generated by GenOn Mid-Atlantic. The ability of certain of their subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2016, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the following:

•	GenOn's and certain of its subsidiaries' ability to continue as a going concern;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

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

•	Changes in law, including judicial decisions;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants’ generation units for all of their costs;

•	The Registrants' ability to mitigate forced outage risk as they become subject to capacity performance in PJM and new performance incentives in ISO-NE;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Listed below are descriptions of Registrants’ interests in facilities, operations and/or projects owned or leased as of December 31, 2016. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Registrants’ ownership position excluding capacity from inactive/mothballed units as of December 31, 2016. The following table summarizes the Registrants' power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned		Net Generation Capacity (MW) (a)	Primary Fuel-type

Chalk Point, Aquasco, MD	PJM	100.00		667	Coal
Chalk Point, Aquasco, MD	PJM	100.00		1,570	Natural Gas
Chalk Point, Aquasco, MD	PJM	100.00		42	Oil
Dickerson, MD	PJM	100.00	(b)	537	Coal
Dickerson, MD	PJM	100.00	(b)	294	Natural Gas
Dickerson, MD	PJM	100.00	(b)	18	Oil
Morgantown, Newburg, MD	PJM	100.00	(b)	1,229	Coal
Morgantown, Newburg, MD	PJM	100.00	(b)	248	Oil
	Total GenOn Mid-Atlantic:			4,605

Bowline, West Haverstraw, NY	NYISO	100.00		1,147	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.00		1,112	Oil
Martha’s Vineyard, MA	ISO-NE	100.00		14	Oil
Pittsburg, CA (c)	CAISO	100.00		1,029	Natural Gas
Total GenOn Americas Generation:				7,907

Avon Lake, OH (d)	PJM	100.00		638	Coal
Avon Lake, OH	PJM	100.00		21	Oil
Blossburg, PA	PJM	100.00		19	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		244	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00		15	Oil
Cheswick, Springdale, PA	PJM	100.00		565	Coal
Choctaw, French Camp, MS	TVA(e)	100.00		800	Natural Gas
Conemaugh, New Florence, PA (f)	PJM	16.45		280	Coal
Conemaugh, New Florence, PA (f)	PJM	16.45		2	Oil
Ellwood, Goleta, CA	CAISO	100.00		54	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.00		640	Natural Gas
Gilbert, Milford, NJ	PJM	100.00		438	Natural Gas
Hamilton, East Berlin, PA	PJM	100.00		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.00		810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.00		60	Natural Gas
Keystone, Shelocta, PA (f)	PJM	16.67		283	Coal
Keystone, Shelocta, PA (f)	PJM	16.67		2	Oil
Mandalay, Oxnard, CA	CAISO	100.00		560	Natural Gas
Mountain, Mount Holly Springs, PA	PJM	100.00		40	Oil
New Castle, West Pittsburg, PA (g)	PJM	100.00		325	Natural Gas
New Castle, West Pittsburg, PA	PJM	100.00		3	Oil
Niles, OH	PJM	100.00		25	Oil
Ormond Beach, Oxnard, CA	CAISO	100.00		1,516	Natural Gas
Orrtana, PA	PJM	100.00		20	Oil

Name and Location of Facility	Power Market	% Owned	Net Generation Capacity (MW) (a)	Primary Fuel-type

Portland, Mount Bethel, PA	PJM	100.00	169	Oil
Sayreville, NJ	PJM	100.00	217	Natural Gas
Shawnee, East Stroudsburg, PA	PJM	100.00	20	Oil
Shawville, PA (f)(h)	PJM	100.00	597	Natural Gas
Shawville, PA (f)	PJM	100.00	6	Oil
Titus, Birdsboro, PA	PJM	100.00	31	Oil
Tolna, Stewartstown, PA	PJM	100.00	39	Oil
Warren, PA	PJM	100.00	57	Natural Gas
	Total GenOn:		16,423

(a)	Actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors.

(b)
GenOn Mid-Atlantic leases 100% interests in the Dickerson and Morgantown coal generation units through facility lease agreements expiring in 2029 and 2034, respectively. GenOn Mid-Atlantic owns 312 MW and 248 MW of peaking capacity at the Dickerson and Morgantown generating facilities, respectively. GenOn Mid-Atlantic operates the Dickerson and Morgantown facilities.

(c)	GenOn Americas Generation deactivated Pittsburg on January 1, 2017.

(d)	GenOn deactivated net generation capacity at the Avon Lake Unit 7 which has net generation capacity of 94 MW in the second quarter of 2016.

(e)	Dual interconnect between TVA and MISO.

(f)
GenOn leases 100%, 16.67% and 16.45% interests in three Pennsylvania facilities (Shawville, Keystone and Conemaugh, respectively) through facility lease agreements expiring in 2026, 2034 and 2034, respectively. GenOn operates the Shawville, Keystone and Conemaugh facilities. The table includes GenOn’s net share of the capacity of these facilities.

(g)	GenOn added natural gas capabilities at the New Castle facility, which was completed in the second quarter of 2016.

(h)	GenOn added natural gas capabilities at the Shawville facility, which was completed in the fourth quarter of 2016.

Other Properties
The Registrants own or lease oil and gas pipelines that serve its generating facilities. GenOn leases other offices. The Registrants believe that their properties are adequate for their present needs. Except for the Conemaugh and Keystone facilities, the Registrants’ interest as of December 31, 2016 is 100% for each property. The Registrants have satisfactory title, rights and possession to their owned facilities, subject to exceptions, which, in their opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3 — Legal Proceedings (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
See Item 15 — Note 14, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Registrants are a party.

Item 4 — Mine Safety Disclosures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Not applicable.

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Market Information and Holders
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

Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Reference is made to the Registrants’ Consolidated Statements of Operations to this Annual Report on Form 10-K, which presents the results of the Registrants’ operations for the years ended December 31, 2016 and 2015. Also refer to Item 1 to this Form 10-K for additional discussion about the Registrants’ business.
The consolidated results of operations is separately presented for GenOn Energy, Inc., GenOn Americas Generation, LLC, and GenOn Mid-Atlantic, LLC, for the years ended December 31, 2016 and 2015. The following section includes a discussion of electricity prices, gross margin, and economic gross margin along with other significant drivers impacting each of the Registrants' results of operations.
Environmental Matters, Regulatory Matters and Legal Proceedings
Details of environmental matters are presented in Item 15 — Note 16, Environmental Matters, to the Consolidated Financial Statements. Details of regulatory matters are presented in Item 15 — Note 15, Regulatory Matters, to the Consolidated Financial Statements. Details of legal proceedings are presented in Item 15 — Note 14, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Registrants’ financial results.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which the Registrants operate for the years ended December 31, 2016 and 2015. Average on-peak power prices decreased primarily due to the decrease in natural gas prices for the year ended December 31, 2016, as compared to the same period in 2015.

	Average on Peak Power Price ($/MWh) (a)
	For the year ended December 31,
	2016	2015	Change %
MISO - Louisiana Hub (b)	$34.30	$34.55	(1)%
NEPOOL	35.05	48.25	(27)%
PEPCO (PJM)	37.92	46.48	(18)%
PJM West Hub	33.79	41.97	(19)%
CAISO - NP15	31.73	35.50	(11)%
CAISO - SP15	31.17	32.45	(4)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following table summarizes average realized power prices for each Registrant for the years ended December 31, 2016 and 2015, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)(a)
	For the year ended December 31,
Region	2016	2015	Change %
GenOn	$46.76	$55.27	(15)%
GenOn Americas Generation(b)	72.10	90.97	(21)%
GenOn Mid-Atlantic	74.29	86.56	(14)%
(a) Excludes closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods.
(b) Excludes pass-through amounts for GenOn Energy Management.
Average on peak power prices have decreased on average by 15% for the year ended December 31, 2016 with average realized prices for each of the Registrants' remaining consistent with the decrease year-over-year due to the Registrants' multi-year hedging program and the success of the Registrants' commercial operations team that optimizes the value of the assets on a daily basis.

Consolidated Results of Operations
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
The economic gross margin does not include mark-to-market gains or losses on economic hedging activities that are not yet settled, contract and emission credit amortization, or other operating costs.

GenOn
2016 Compared to 2015
The following table provides selected financial information for GenOn:

	For the Year Ended December 31,
(In millions except otherwise noted)	2016	2015	Change
Operating Revenues
Energy revenue (a)	$1,339	$1,637	$(298)
Capacity revenue (a)	671	802	(131)
Mark-to-market for economic hedging activities	(221)	(112)	(109)
Other revenues	73	44	29
Total operating revenues	1,862	2,371	(509)
Operating Costs and Expenses
Generation cost of sales (a)	747	995	(248)
Mark-to-market for economic hedging activities	(70)	68	(138)
Contract and emissions credit amortization	(37)	(31)	(6)
Operations and maintenance	576	656	(80)
Other cost of operations	63	91	(28)
Total cost of operations	1,279	1,779	(500)
Depreciation and amortization	195	215	(20)
Impairment losses	214	170	44
General and administrative	23	10	13
General and administrative — affiliate	185	184	1
Total operating costs and expenses	1,896	2,358	(462)
Gain on sale of assets	294	—	294
Operating Income	260	13	247
Other Income/(Expense)
Other income, net	8	6	2
Interest expense	(176)	(202)	26
Gain on debt extinguishment	—	65	(65)
Total other expense	(168)	(131)	(37)
Income/(Loss) before income tax expense/(benefit)	92	(118)	210
Income tax expense/(benefit)	11	(3)	14
Net Income/(Loss)	$81	$(115)	$196
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.46	$2.66	(8)%
MWh sold (in thousands)(b)	25,729	29,620	(13)%
MWh generated (in thousands)	25,952	29,723	(13)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015	Change $
Energy revenue	$1,339	$1,637	$(298)
Capacity revenue	671	802	(131)
Mark-to-market for economic hedging activities	(221)	(112)	(109)
Other revenues	73	44	29
Operating revenue	1,862	2,371	(509)
Cost of fuel	(660)	(904)	244
Other cost of sales	(87)	(91)	4
Mark-to-market for economic hedging activities	70	(68)	138
Contract and emission credit amortization	37	31	6
Gross margin	$1,222	$1,339	$(117)
Less: Mark-to-market for economic hedging activities, net	(151)	(180)	29
Less: Contract and emission credit amortization, net	37	31	6
Economic gross margin	$1,336	$1,488	$(152)
Gross margin decreased by $117 million and economic gross margin decreased by $152 million for the year ended December 31, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin due to a 17% decrease in average realized energy prices partially offset by a decrease in the price of natural gas and transportation costs due to more favorable short-term natural gas contracts	$(194)
Lower gross margin due to a 16% decrease in PJM cleared auction capacity volumes slightly offset by lower purchased capacity to cover capacity supply obligations due to plant deactivations, asset sales and fuel conversions	(87)
Lower gross margin due to 5% decrease in PJM cleared auction capacity prices and lower pricing in NY Hudson Valley Zone	(35)
Lower gross margin due to a 9% decrease in generation driven by fuel conversions as well as less dispatch at certain plants due to pricing	(14)
Lower gross margin due to the sale of Seward and Shelby generating stations during the first quarter of 2016 and the sale of Aurora generating station during the third quarter of 2016	(10)
Higher gross margin due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	136
Higher gross margin due to the sale of emission credits	36
Higher gross margin due to prior year excess and market adjustments for fuel oil inventory for Bowline, Chalk Point, and Osceola	19
Other	(3)
Decrease in economic gross margin	$(152)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	29
Increase in contract and emission credit amortization	6
Decrease in gross margin	$(117)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Year Ended December 31,
(In millions)	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(247)	$(208)
Net unrealized gains on open positions related to economic hedges	26	96
Total mark-to-market losses in operating revenues	$(221)	$(112)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$82	$10
Net unrealized losses on open positions related to economic hedges	(12)	(78)
Total mark-to-market gains/(losses) in operating costs and expenses	$70	$(68)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the year ended December 31, 2016, the $221 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $70 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period partially offset by decreases in the value of new coal contracts executed during the year. As discussed in Item 15 — Note 5, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the year ended December 31, 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
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
Operations and Maintenance
Operations and maintenance was $576 million for the year ended December 31, 2016 and $656 million for the year ended December 31, 2015. The decrease of $80 million was due to the following:

(In millions)
Lower variable operating and maintenance costs primarily due to the sale of Seward during the first quarter of 2016	$(63)
Lower maintenance costs due to the timing of prior year outages primarily at Bowline and Canal	(49)
Higher environmental expenses at GenOn Mid-Atlantic for Maryland ash sites	16
Higher maintenance costs due to environmental control work at Avon Lake	14
Other	2
$(80)

Other Cost of Operations
Other cost of operations was $63 million for the year ended December 31, 2016, and $91 million for the year ended December 31, 2015. The decrease of $28 million was primarily due to reduction in property tax assessments for the Chalk Point, Dickerson, and Morgantown generating stations and favorable property tax settlements reached for all three generating stations for previous tax years during the year ended December 31, 2016, partially offset by an increase in accretion expense related to asset retirement obligations.

Depreciation and Amortization
Depreciation and amortization expense was $195 million for the year ended December 31, 2016, and $215 million for the year ended December 31, 2015. The decrease of $20 million was primarily due to the sales of Seward and Shelby during the first quarter of 2016, sale of Aurora during the third quarter of 2016, and the expiration of Chalk Point's capital lease at the end of 2015.
Impairment Losses
Impairment losses of $214 million for the year ended December 31, 2016, were primarily due to impairments at GenOn for Mandalay and Ormond Beach operating units along with the impairment of GenOn's leased interest in Keystone and Conemaugh and at GenOn Americas Generation for Pittsburg. These losses are further described in Item 15 — Note 8, Impairments.
Impairment losses of $170 million for the year ended December 31, 2015, primarily reflect an impairment of property, plant, and equipment of $134 million related to the Seward facility, $20 million related to the suspension of the oil conversion project at Portland, $8 million related to oil tanks located at the Pittsburg facility, and $8 million related to certain equipment. These losses are further described in Item 15 — Note 8, Impairments.
General and Administrative
General and administrative expenses increased by $13 million during the year ended December 31, 2016 compared to the same period in 2015 due to costs incurred in connection with advisors and other creditors engaged to assist GenOn and its creditors with regards to its ability to continue as a going concern as further discussed in Item 15 — Note 1, Nature of Business.

Gain on Sale of Assets
The $294 million gain on sale of assets for the year ended December 31, 2016 reflects the $74 million gain on sale of Potrero real property and a $188 million gain on sale of the Aurora Generating Station during the third quarter of 2016, and a $29 million gain on sale of Shelby and a $3 million gain on the sale of an easement of land at Potrero during the first quarter of 2016.

Interest Expense
Interest expense was $176 million for the year ended December 31, 2016, and $202 million for the year ended December 31, 2015. The decrease of $26 million was primarily due to the repurchase of GenOn and GenOn Americas Generation senior notes during the fourth quarter of 2015.

Gain on Debt Extinguishment

The $65 million gain on debt extinguishment for the year ended December 31, 2015, is driven by the repurchase of GenOn senior notes due 2017, 2018 and 2020 and GenOn Americas Generation senior notes due 2021 and 2031 at a price below par value, combined with the write-off of unamortized premium balances. The debt reductions of senior unsecured notes executed in 2015 resulted in annual future interest savings of approximately $25 million for GenOn, which includes $14 million of annual interest savings for GenOn Americas Generation.

Income Tax Expense/(Benefit)

During the year ended December 31, 2016, GenOn incurred tax expense of $11 million due to state income taxes as a result of the gain on the sale of certain generating stations during the year. During the year ended December 31, 2015, GenOn had a tax benefit of $3 million related to the recognition of previously uncertain tax benefits.

GenOn Americas Generation
2016 Compared to 2015
The following table provides selected financial information for GenOn Americas Generation:

	For the Year Ended December 31,
(In millions except otherwise noted)	2016	2015	Change
Operating Revenues
Energy revenue (a)	$1,229	$1,483	$(254)
Capacity revenue (a)	687	823	(136)
Mark-to-market for economic hedging activities	(248)	(66)	(182)
Other revenues	18	25	(7)
Total operating revenues	1,686	2,265	(579)
Operating Costs and Expenses
Generation cost of sales (a)	1,134	1,541	(407)
Mark-to-market for economic hedging activities	(62)	57	(119)
Contract and emissions credit amortization	1	—	1
Operations and maintenance	296	310	(14)
Other cost of operations	29	52	(23)
Total cost of operations	1,398	1,960	(562)
Depreciation and amortization	78	74	4
Impairment losses	20	8	12
General and administrative — affiliate	90	81	9
Total operating costs and expenses	1,586	2,123	(537)
Gain on sale of assets	77	—	77
Operating Income	177	142	35
Other Income/(Expense)
Other income, net	2	2	—
Interest expense	(58)	(70)	12
Gain on debt extinguishment	—	42	(42)
Total other expense	(56)	(26)	(30)
Income before income tax	121	116	5
Income tax	—	—	—
Net Income	$121	$116	$5
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.46	$2.66	(8)%
MWh sold (in thousands)(b)	10,000	8,992	11%
MWh generated (in thousands)	9,962	9,094	10%
(a)    Includes realized gains and losses from financially settled transactions.
(b)    MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the years ended December 31, 2016, and 2015:

	For the Year Ended December 31,
(In millions)	2016	2015	Change $
Energy revenue	$1,229	$1,483	$(254)
Capacity revenue	687	823	(136)
Mark-to-market for economic hedging activities	(248)	(66)	(182)
Other revenues	18	25	(7)
Operating revenue	1,686	2,265	(579)
Cost of fuel	(403)	(474)	71
Other cost of sales	(731)	(1,067)	336
Mark-to-market for economic hedging activities	62	(57)	119
Contract and emission credit amortization	(1)	—	(1)
Gross margin	$613	$667	$(54)
Less: Mark-to-market for economic hedging activities, net	(186)	(123)	(63)
Less: Contract and emission credit amortization, net	(1)	—	(1)
Economic gross margin	$800	$790	$10
Gross margin and economic gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	For the Year Ended December 31,
(In millions)	2016	2015
Energy revenue	$423	$665
Capacity revenue	311	415
Other revenues	3	11
Generation revenue	737	1,091
Cost of fuel	(65)	(67)
Other cost of sales	(672)	(1,024)
Gross margin and economic gross margin	$—	$—

Gross margin decreased by $54 million and economic gross margin increased by $10 million for the year ended December 31, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	$85
Higher gross margin due to lower oil usage at Bowline and Canal as a result of the timing of planned and unplanned outages	23
Higher gross margin due to a 17% increase in generation due to more economic generation at GenOn Mid-Atlantic resulting from warmer weather conditions compared to the prior year	22
Higher gross margin due to prior year market adjustments for fuel oil inventory for Bowline and Chalk Point	17
Higher gross margin due to increased capacity contracts for New York partially offset by a decrease in contracted capacity prices	17
Lower gross margin due to a 44% decrease in average realized energy prices in New York and New England partially offset by a decrease in natural gas prices primarily at Bowline	(58)
Lower gross margin at GenOn Mid-Atlantic due to a 14% decrease in average realized energy prices as a result of decline in merchant power prices partially offset by decrease in natural gas prices due to short-term natural gas contracts	(41)
Lower gross margin due to a 9% decrease in PJM cleared auction capacity prices as a result of more imports, fewer constraints, and less demand growth than the prior year and lower pricing in NY Hudson Valley Zone in 2016	(35)
Lower gross margin due to a 3% decrease in PJM cleared auction capacity volumes due to plant deactivations and lower New York volumes as there was increased bilateral activity	(18)
Other	(2)
Increase in economic gross margin	$10
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(63)
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(54)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(259)	$(205)
Net unrealized gains on open positions related to economic hedges	11	139
Total mark-to-market losses in operating revenues	(248)	(66)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$75	$12
Net unrealized losses on open positions related to economic hedges	(13)	(69)
Total mark-to-market gains/(losses) in operating costs and expenses	$62	$(57)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the year ended December 31, 2016, the $248 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $62 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period partially offset by decreases in the value of new coal contracts executed during the year. As discussed in Item 15 — Note 5, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the year ended December 31, 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
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
Operations and Maintenance
Operations and maintenance was $296 million for the year ended December 31, 2016 and $310 million for the year ended December 31, 2015. The decrease of $14 million was primarily due to lower maintenance expense as a result of prior year outages at Bowline and Canal partially offset by an increase in environmental expenses at GenOn Mid-Atlantic in the current year.
Other Cost of Operations
Other cost of operations was $29 million for the year ended December 31, 2016, and $52 million for the year ended December 31, 2015. The decrease of $23 million was primarily due to a reduction in property tax assessments for the Chalk Point, Dickerson, and Morgantown generating stations and favorable property tax settlements reached for all three generating stations for previous tax years during the year ended December 31, 2016.
Impairment Losses
Impairment losses of $20 million for the year ended December 31, 2016, relate to the impairment of the Pittsburg generating station which was deactivated on January 1, 2017. Impairment losses of $8 million for the year ended December 31, 2015, reflect the impairment of oil tanks at the Pittsburg facility. These losses are further described in Item 15 — Note 8, Impairments
General and Administrative — Affiliate
General and administrative — affiliate expenses increased $9 million during the year ended December 31, 2016 compared to the same period in 2015. As described in Item 15 — Note 13, Related Party Transactions, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses during 2016 is driven by an increase in planned operating expenses at GenOn Americas Generation relative to the rest of GenOn.
Gain on Sale of Assets
The $77 million gain on sale of assets for the year ended December 31, 2016, reflects the $74 million gain on the sale of Potrero real property and a $3 million gain on the sale of an easement of land at Potrero.
Interest Expense
Interest expense was $58 million for the year ended December 31, 2016, and $70 million for the year ended December 31, 2015. The decrease of $12 million was primarily due to the repurchase of GenOn Americas Generation senior notes during the fourth quarter of 2015.
Gain on Debt Extinguishment
The $42 million gain on debt extinguishment for the year ended December 31, 2015, is driven by the repurchase of GenOn Americas Generation senior notes due 2021 and 2031 at a price below par value, combined with the write-off of unamortized premium balances. The debt reductions of senior unsecured notes executed in 2015 resulted in annual future interest savings of approximately $14 million for GenOn Americas Generation.

GenOn Mid-Atlantic
2016 Compared to 2015
 The following table provides selected financial information for GenOn Mid-Atlantic:

	Year Ended December 31,
(In millions except otherwise noted)	2016	2015	Change
Operating Revenues
Energy revenue (a)	$710	$623	$87
Capacity revenue (a)	218	249	(31)
Mark-to-market for economic hedging activities	(223)	(27)	(196)
Other revenues	7	11	(4)
Total operating revenues	712	856	(144)
Operating Costs and Expenses
Generation cost of sales (a)	337	325	12
Mark-to-market for economic hedging activities	(62)	50	(112)
Operations and maintenance	241	212	29
Other cost of operations	10	38	(28)
Total cost of operations	526	625	(99)
Depreciation and amortization	60	65	(5)
General and administrative — affiliate	71	58	13
Total operating costs and expenses	657	748	(91)
Operating Income	55	108	(53)
Other Income/(Expense)
Other income, net	2	—	2
Interest expense	(5)	(4)	(1)
Total other expense	(3)	(4)	1
Income before income tax	52	104	(52)
Income tax	—	—	—
Net Income	$52	$104	$(52)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.46	$2.66	(8)%
MWh sold (in thousands)	8,413	7,197	17%
MWh generated (in thousands)	8,413	7,197	17%

(a)	Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for years ended December 31, 2016, and 2015:

	For the Year Ended December 31,
(In millions)	2016	2015	Change $
Energy revenue	$710	$623	$87
Capacity revenue	218	249	(31)
Mark-to-market for economic hedging activities	(223)	(27)	(196)
Other revenues	7	11	(4)
Operating revenue	712	856	(144)
Cost of fuel	(292)	(288)	(4)
Other cost of sales	(45)	(37)	(8)
Mark-to-market for economic hedging activities	62	(50)	112
Gross margin	$437	$481	$(44)
Less: Mark-to-market for economic hedging activities, net	(161)	(77)	(84)
Economic gross margin	$598	$558	$40
Gross margin decreased by $44 million and economic gross margin increased by $40 million for the year ended December 31, 2016, compared to the same period in 2015 due to:

(In millions)
Higher gross margin due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	$85
Higher gross margin due to a 17% increase in generation due to more economic generation resulting from warmer weather conditions compared to the prior year	22
Lower gross margin due to a 14% decrease in average realized energy prices as a result of decline in merchant power prices partially offset by decrease in natural gas prices due to short-term natural gas contracts	(41)
Lower gross margin due to a 9% decrease in PJM cleared auction capacity prices as a result of more imports, fewer constraints, and less demand growth than the prior year	(21)
Lower gross margin due to a 3% decrease in PJM cleared auction capacity volumes as capacity supply obligations expired at Potomac River	(8)
Other	3
Increase in economic gross margin	$40
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(84)
Decrease in gross margin	$(44)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2016	2015
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(233)	$(129)
Net unrealized gains on open positions related to economic hedges	10	102
Total mark-to-market losses in operating revenues	(223)	(27)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$69	$13
Net unrealized losses on open positions related to economic hedges	(7)	(63)
Total mark-to-market gains/(losses) in operating costs and expenses	$62	$(50)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the year ended December 31, 2016, the $223 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $62 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period partially offset by decreases in the value of new coal contracts executed during the year. As discussed in Item 15 — Note 5, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the year ended December 31, 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
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
Operations and Maintenance
Operations and maintenance was $241 million for the year ended December 31, 2016, and $212 million for the year ended December 31, 2015. The increase of $29 million was primarily due to an increase in environmental expenses and higher maintenance costs driven by increased generation in the current year.
Other Cost of Operations
Other cost of operations was $10 million for the year ended December 31, 2016, and $38 million for the year ended December 31, 2015. The decrease of $28 million was primarily due to a reduction in property tax assessments for the Chalk Point, Dickerson, and Morgantown generating stations and favorable property tax settlements reached for all three generating stations for previous tax years during the year ended December 31, 2016.
Depreciation and Amortization
Depreciation and amortization expense was $60 million for the year ended December 31, 2016, and $65 million for the year ended December 31, 2015. The decrease of $5 million was primarily due to the expiration of Chalk Point's capital lease at the end of 2015.

General and Administrative — Affiliate
General and administrative — affiliate expenses increased $13 million during the year ended December 31, 2016 compared to the same period in 2015. As described in Item 15 — Note 13, Related Party Transactions, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses during 2016 is driven by an increase in planned operating expenses at GenOn Mid-Atlantic relative to the rest of GenOn.
Other income, net
During the year ended December 31, 2016, GenOn Mid-Atlantic had other income of $2 million primarily due to increased interest income resulting from the increase in GenOn Mid-Atlantic's cash balance during the year.

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2016, and 2015, the Registrants' liquidity was comprised of the following:

	As of December 31,
	2016	2015
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$463	$174
GenOn Mid-Atlantic (a)	471	299
REMA (a)	100	192
Total	1,034	665
Credit facility availability	228	222
Total liquidity	$1,262	$887
(a) At December 31, 2016, GenOn Mid-Atlantic and REMA did not satisfy the restricted payment tests and therefore, could not use such funds to distribute cash and make other restricted payments.
For the year ended December 31, 2016, total liquidity increased $375 million primarily driven by the sales of assets and real property during 2016 as discussed in Item 15 — Note 3, Dispositions, along with the settlement of certain open positions with one of GenOn's counterparties as discussed in Item 15 — Note 5, Accounting for Derivative Instruments and Hedging Activities.
As described in Item 15 — Note 1, Basis of Presentation, management believes that the GenOn's liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As further described in Item 15 — Note 9, Debt and Capital Leases, to the Consolidated Financial Statements, $691 million of GenOn's senior unsecured notes, excluding $8 million of associated premiums, are current and due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity to repay the senior unsecured notes due in June 2017. As a result of these factors, there is substantial doubt about GenOn's ability to continue as a going concern. If GenOn cannot continue as a going concern, this may have a material adverse impact on GenOn's liquidity, results of operations, cash flows and financial position.
NRG, GenOn’s parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Item 15 — Note 13, Related Party Transactions. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
GenOn is currently considering all options available to it, including negotiations with creditors, refinancing the senior unsecured notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process.
As of December 31, 2016, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts payable due to GenOn Energy Holdings of $43 million under the intercompany cash management program as further described in Item 15 — Note 13, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.

With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2016, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 9, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Restricted Payments Tests
Of the $1.0 billion of cash and cash equivalents of the Registrants' as of December 31, 2016, $471 million and $100 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of December 31, 2016, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. GenOn Mid-Atlantic and REMA may recalculate their fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At December 31, 2016, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
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
On January 10, 2017, GenOn's corporate rating was further lowered by S&P to CCC- from CCC. The ratings outlook for GenOn, GenOn Americas Generation, GenOn Mid-Atlantic and REMA is negative. In addition, S&P also lowered the issue-level ratings on the GenOn Senior Notes to CCC from CCC+, the GenOn Americas Generation Senior Notes to CCC- from CCC, and the pass-through certificates at REMA and GenOn Mid-Atlantic to CCC+ from B-.
The following table summarizes the Registrants' current credit ratings:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	CCC	Caa3
GenOn 9.500% Senior Notes, due 2018	CCC	Caa3
GenOn 9.875% Senior Notes, due 2020	CCC	Caa3
GenOn Americas Generation 8.500% Senior Notes, due 2021	CCC-	Caa3
GenOn Americas Generation 9.125% Senior Notes, due 2031	CCC-	Caa3

Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations, cash proceeds from future sales of assets and the intercompany revolving credit agreement with NRG, as described more fully in Item 15—Note 13, Related Party Transactions. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Asset Dispositions
During the year ended December 31, 2016, GenOn received proceeds of $118 million related to the sale of Seward and Shelby during the first quarter, proceeds of $369 million related to the sale of the Aurora Generating Station during the third quarter and proceeds of $76 million related to the sale of an easement of land and real property located at Potrero during the first and third quarter of 2016.
GenOn Mid-Atlantic Prepaid Letter of Credit
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis under which Natixis will procure payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. Natixis is solely responsible for (i) obtaining letters of credit from the LC Provider, (ii) causing the letters of credit to be issued to the lessors to support the lease payments on behalf of GenOn Mid-Atlantic, (iii) making lease payments and (iv) satisfying any reimbursement obligations payable to the LC Provider.
On February 24, 2017, GenOn Mid-Atlantic received a series of notices from the owner lessors under its operating leases of the Morgantown coal generation unit, or Notices, as further described in Note 14, Commitments and Contingencies, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 13, Related Party Transactions, supporting the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in additional borrowings of $125 million. Upon notification, GenOn will become obligated under the secured intercompany revolving credit agreement between NRG and GenOn. In addition, a corresponding payable is expected to be recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a deposit under the related operating leases, pending resolution of the matter. The Registrant is unaware of whether any further action will be taken by the owner lessors or any other person in connection with the Notices. GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn and any actual draw thereon constitutes a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid-Atlantic intends to vigorously pursue its rights and remedies in connection with these actions.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations, as described more fully in Item 15 — Note 9, Debt and Capital Leases, to the Consolidated Financial Statements; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.

Capital Expenditures
The following tables and descriptions summarize the Registrants' capital expenditures, excluding accruals, for maintenance, environmental, and fuel conversions/additions for the year ended December 31, 2016, and the estimated capital expenditure forecast for 2017.

	Maintenance	Environmental	Growth	Total
	(In millions)
Total cash capital expenditures for the year ended December 31, 2016
GenOn	$118	$45	$105	$268
GenOn Americas Generation	45	10	—	55
GenOn Mid-Atlantic	42	7	—	49
Total cash capital expenditures forecasted for the year ended December 31, 2017
GenOn	72	13	6	91
GenOn Americas Generation	20	7	—	27
GenOn Mid-Atlantic	17	7	—	24
The following table summarizes the Registrants' estimated environmental capital expenditures for the referenced periods by region:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2017	$13	$7	$7
2018	2	—	—
2019	8	—	—
2020	11	5	5
2021	27	19	19
Total	$61	$31	$31

Operating Leases
GenOn Mid-Atlantic leases 100% interest in both the Dickerson and Morgantown coal units and associated property through 2029 and 2034, respectively, and has an option to extend the leases.  Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term.  The leases are accounted for as operating leases.  Although there is variability in the scheduled payment amounts over the lease term, rent expense is recognized for these leases on a straight-line basis.  The scheduled payment amounts for the leases are $144 million and $105 million for 2017 and 2018, respectively.  At December 31, 2016, the total notional minimum lease payments for the remaining term of the leases aggregated $935 million and the aggregate termination value for the leases was approximately $800 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2016, was approximately $583 million (assuming a 10% discount rate).  NRG provides letters of credit under the credit agreement between NRG and GenOn as further described in Item 15 — Note 13, Related Party Transactions in support of GenOn Mid-Atlantic's lease obligations in an aggregate amount equal to the greatest of the next six months scheduled rent payments, 50% of the next 12 months scheduled rent payments or $128 million.
REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal facilities, respectively through 2034 and expects to make payments through 2029. REMA also leases a 100% interest in the Shawville facility through 2026 and expects to make payments through that date. At the expiration of these leases, there are several renewal options related to fair value. The leases are accounted for as operating leases. The scheduled payment amounts for the REMA leases are $63 million and $55 million for 2017 and 2018, respectively. At December 31, 2016, the total notional minimum lease payments for the remaining term of the leases aggregated $517 million and the aggregate termination value for the leases was approximately $618 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2016, was approximately $346 million (assuming a 9.4% discount rate). NRG provides letters of credit under the credit agreement between NRG and GenOn as further described in Item 15 — Note 13, Related Party Transactions in support of REMA's lease obligations to post rent reserves in an aggregate amount equal to the greater of the next six months scheduled rent payments or 50% of the next 12 months scheduled rent payments.

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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as natural gas, electricity, coal, oil, and emission credits. The Registrants manage the commodity price risk of their merchant generation operations by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted sales and purchases of electricity and fuel. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and ICE, as well as over-the-counter markets. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
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
Interest Rate Risk
As of December 31, 2016, GenOn's debt fair value was $1.9 billion and the carrying value was $2.8 billion. GenOn estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $130 million. As of December 31, 2016, GenOn Americas Generation's debt fair value was $570 million and the carrying value was $745 million. GenOn Americas Generation estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $92 million.
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
As of December 31, 2016, counterparty credit exposure to a significant portion of GenOn’s counterparties was $58 million and GenOn held no collateral against these positions, resulting in a net exposure of $58 million. Approximately 97% of GenOn's exposure before collateral is expected to roll off by the end of 2018. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $57 million and GenOn Americas Generation held no collateral against those positions, resulting in a net exposure of $57 million. Approximately 97% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2018. As of December 31, 2016, GenOn Mid-Atlantic had no counterparty credit exposure.

The following tables highlight the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2016, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100%	100%	—%
Total as of December 31, 2016	100%	100%	—%

	Net Exposure (a) (b) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	87%	89%	—%
Non-Investment grade/Non-Rated	13%	11%	—%
Total as of December 31, 2016	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $45 million, $45 million and $0 for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
RTOs and ISOs
The Registrants participate in the organized markets of CAISO, ISO-NE, MISO, NYISO and PJM, known as RTO or ISOs. Trading in these markets is approved by FERC and includes credit policies that, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. As a result, the counterparty credit risk to these markets is limited to the Registrants' applicable share of the overall market and are excluded from the above exposure.
Exchange Traded Transactions
The Registrants enter into commodity transactions on registered exchanges, notably ICE and NYMEX. These clearinghouses act as the counterparty, and transactions are subject to extensive collateral and margining requirements. As a result, these commodity transactions have limited counterparty credit risk.
Credit Risk Related Contingent Features
Certain of the Registrants’ hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions, as of December 31, 2016, was $5 million for GenOn and GenOn Americas Generation. As of December 31, 2016, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which $2 million of collateral was due as of December 31, 2016. As of December 31, 2016, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
Item 8 — Financial Statements and Supplementary Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The financial statements and schedules of the Registrants are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.
Item 9A — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's reports on the Registrants’ internal control over financial reporting are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
Inherent Limitations over Internal Controls
The Registrants’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Registrants’ internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Registrants’ assets;
2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that the Registrants’ receipts and expenditures are being made only in accordance with authorizations of management and directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrants’ assets that could have a material effect on the consolidated financial statements.
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
Management's Report on Internal Control Over Financial Reporting
The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Registrants’ management, including their principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management concluded that their internal control over financial reporting was effective as of December 31, 2016.
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
Item 14 — Principal Accounting Fees and Services (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
KPMG LLP conducts an integrated audit of NRG and its subsidiaries. Professional audit services and other services rendered by KPMG LLP subsequent to December 14, 2012, were allocated to the Registrants through the Services Agreement with NRG as described in Item 15 —Note 14, Commitments and Contingencies, to the Registrants’ Consolidated Financial Statements. As provided in the NRG Audit Committee Charter, the NRG Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor for the fiscal years 2016 and 2015.
The following table shows the aggregate fees related to the audit provided by KPMG LLP for fiscal years 2016 and 2015.

	2016	2015
	(in thousands)
Audit Fees(a)	$928	$928

(a)
Includes fees and expenses related to the audits of the Registrants’ consolidated financial statements for 2016 and 2015. This category also includes the review of financial statements included in the Registrants’ Quarterly Reports on Form 10-Q for the applicable fiscal year, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

PART IV
Item 15 — Exhibits, Financial Statement Schedules (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
(a)(1) Financial Statements
The following consolidated financial statements of GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
GenOn Energy, Inc.
Consolidated Statements of Operations — Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income/(Loss) — Years ended December 31, 2016, 2015, and 2014
Consolidated Balance Sheets — As of December 31, 2016, and 2015
Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015, and 2014
Consolidated Statement of Stockholder's Equity — Years ended December 31, 2016, 2015, and 2014
GenOn Americas Generation, LLC
Consolidated Statements of Operations — Years ended December 31, 2016, 2015, and 2014
Consolidated Balance Sheets — As of December 31, 2016 and 2015
Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015, and 2014
Consolidated Statement of Member’s Equity — Years ended December 31, 2016, 2015, and 2014
GenOn Mid-Atlantic, LLC
Consolidated Statements of Operations — Years ended December 31, 2016, 2015, and 2014
Consolidated Balance Sheets — As of December 31, 2016 and 2015
Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015, and 2014
Consolidated Statement of Member’s Equity — Years ended December 31, 2016, 2015, and 2014
Combined Notes to Consolidated Financial Statements
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
(c) Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Energy, Inc.:
We have audited the accompanying consolidated balance sheets of GenOn Energy, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Nature of Business, to the consolidated financial statements, $691 million of GenOn Energy, Inc.'s (GenOn) senior notes outstanding are current within the consolidated balance sheet are due on June 15, 2017. GenOn’s future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic, LLC (GenOn Mid-Atlantic) and NRG REMA LLC (REMA), two wholly owned subsidiaries of GenOn, to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP
Philadelphia, Pennsylvania
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Americas Generation, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Nature of Business, to the consolidated financial statements, GenOn Energy, Inc. (the Company's parent) does not have sufficient liquidity to satisfy its obligations as of December 31, 2016. This factor raises substantial doubt about its ability to continue as a going concern. The potential outcomes as described in Note 1 related to GenOn Energy, Inc. further raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP
Philadelphia, Pennsylvania
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
GenOn Mid-Atlantic, LLC:
We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Nature of Business, to the consolidated financial statements, GenOn Energy, Inc., (the Company's indirect parent) does not have sufficient liquidity to satisfy its obligations as of December 31, 2016. This factor raises substantial doubt about its ability to continue as a going concern. The potential outcomes as described in Note 1 related to GenOn Energy, Inc. further raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

Philadelphia, Pennsylvania
February 28, 2017

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating Revenues
Operating revenue	$1,851	$2,365	$3,087
Operating revenues - affiliate	11	6	3
Total operating revenues	1,862	2,371	3,090
Operating Costs and Expenses
Cost of operations	1,066	1,537	1,759
Cost of operations - affiliate	213	242	418
Depreciation and amortization	195	215	245
Impairment losses	214	170	82
General and administrative	23	10	72
General and administrative - affiliate	185	184	128
Acquisition-related transaction and integration costs	—	—	4
Total operating costs and expenses	1,896	2,358	2,708
Gain/(loss) on sale of assets	294	—	(6)
Operating Income	260	13	376
Other Income/(Expense)
Other income, net	8	6	2
Gain on sale of equity-method investment	—	—	18
Interest expense	(165)	(191)	(186)
Interest expense - affiliate	(11)	(11)	(12)
Gain on debt extinguishment	—	65	—
Total other expense	(168)	(131)	(178)
Income/(Loss) Before Income Taxes	92	(118)	198
Income tax expense/(benefit)	11	(3)	6
Net Income/(Loss)	$81	$(115)	$192

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Net Income/(Loss)	$81	$(115)	$192
Other Comprehensive Loss, net of reclassifications, net of tax of $0:
Defined benefit plans	(13)	(14)	(104)
Other Comprehensive Loss	(13)	(14)	(104)
Comprehensive Income/(Loss)	$68	$(129)	$88

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,034	$665
Funds deposited by counterparties	—	51
Accounts receivable	109	99
Inventory	389	448
Derivative instruments	54	544
Derivative instruments — affiliate	54	30
Cash collateral posted in support of energy risk management activities	53	12
Cash collateral posted in support of energy risk management activities — affiliate	79	36
Prepaid rent and other current assets	128	137
Current assets held-for-sale	—	6
Total current assets	1,900	2,028
Property, plant and equipment, net	2,543	2,831
Other Assets
Intangible assets, net	62	74
Derivative instruments	16	154
Derivative instruments — affiliate	—	1
Other non-current assets	339	253
Non-current assets held-for-sale	—	105
Total other assets	417	587
Total Assets	$4,860	$5,446

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2016	2015
	(In millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$704	$4
Accounts payable	113	112
Accounts payable — affiliate	78	71
Derivative instruments	46	465
Derivative instruments — affiliate	59	10
Cash collateral received in support of energy risk management activities	—	51
Accrued payroll	49	48
Accrued taxes	44	58
Accrued interest expense	39	39
Accrued expenses and other current liabilities	59	56
Current liabilities held-for-sale	—	2
Total current liabilities	1,191	916
Other Liabilities
Long-term debt and capital leases	2,050	2,762
Postretirement and other benefit obligations	188	199
Derivative instruments	10	102
Derivative instruments — affiliate	7	14
Out-of-market contracts	811	892
Other non-current liabilities	263	285
Non-current liabilities held-for-sale	—	4
Total non-current liabilities	3,329	4,258
Total Liabilities	4,520	5,174
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2016 and 2015	—	—
Additional paid-in capital	325	325
Retained earnings / (accumulated deficit)	44	(37)
Accumulated other comprehensive loss	(29)	(16)
Total Stockholder's Equity	340	272
Total Liabilities and Stockholder's Equity	$4,860	$5,446

See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$81	$(115)	$192
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	195	215	245
Amortization of debt premiums	(52)	(58)	(58)
Gain on debt extinguishment	—	(65)	—
Amortization of out-of-market contracts and emission allowances	(76)	(70)	(38)
Amortization of unearned equity compensation	—	2	6
(Gain)/loss on and sale of assets	(294)	—	6
Gain on sale of equity method investment	—	—	(18)
Impairment losses	214	170	82
Changes in derivative instruments	136	180	152
Changes in collateral deposits supporting energy risk management activities	(84)	(10)	24
Proceeds from sale of emission allowances	36	—	—
Lower of cost or market inventory adjustments	—	19	12
Cash provided/(used) by changes in other working capital:
Accounts receivable	(5)	23	52
Inventory	63	33	(76)
Prepayments and other current assets	5	29	27
Accounts payable and accounts payable — affiliate	12	(38)	(127)
Accrued expenses and other current liabilities	(4)	20	(33)
Other assets and liabilities	(150)	(94)	(211)
Net Cash Provided by Operating Activities	77	241	237
Cash Flows from Investing Activities
Capital expenditures	(268)	(254)	(171)
Proceeds from sale of assets, net	563	—	50
Proceeds from sale of equity method investments	—	—	35
Other	2	(5)	10
Net Cash Provided/(Used) by Investing Activities	297	(259)	(76)
Cash Flows from Financing Activities
Payments for short and long-term debt	(5)	(237)	(1)
Net Cash Used by Financing Activities	(5)	(237)	(1)
Net Increase/(Decrease) in Cash and Cash Equivalents	369	(255)	160
Cash and Cash Equivalents at Beginning of Period	665	920	760
Cash and Cash Equivalents at End of Period	$1,034	$665	$920
Supplemental Disclosures
Interest paid, net of amount capitalized	$216	$248	$240
Income taxes paid, net	13	4	3
Non-Cash Investing and Financing Activities
Additions to fixed assets for accrued capital expenditures	$40	$20	$78
See notes to Consolidated Financial Statements.

GENON ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholder's Equity
	(In millions)
Balances as of December 31, 2013	$—	$325	$(114)	$102	$313
Net income	—	—	192	—	192
Other comprehensive loss	—	—	—	(104)	(104)
Balances as of December 31, 2014	—	325	78	(2)	401
Net loss	—	—	(115)	—	(115)
Other comprehensive loss	—	—	—	(14)	(14)
Balances as of December 31, 2015	—	325	(37)	(16)	272
Net income	—	—	81	—	81
Other comprehensive loss	—	—	—	(13)	(13)
Balances as of December 31, 2016	$—	$325	$44	$(29)	$340

See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$1,684	$2,176	$2,869
Operating revenues - affiliate	2	89	60
Total operating revenues	1,686	2,265	2,929
Operating Costs and Expenses
Cost of operations	628	840	944
Cost of operations - affiliate	770	1,120	1,441
Depreciation and amortization	78	74	72
Impairment losses	20	8	—
General and administrative	—	—	9
General and administrative - affiliate	90	81	79
Total operating costs and expenses	1,586	2,123	2,545
Gain/(loss) on sale of assets	77	—	(6)
Operating Income	177	142	378
Other Income/(Expense)
Other income, net	2	2	1
Interest expense	(51)	(64)	(66)
Interest expense — affiliate	(7)	(6)	(8)
Gain on debt extinguishment	—	42	—
Total other expense	(56)	(26)	(73)
Income Before Income Taxes	121	116	305
Income tax	—	—	—
Net Income	$121	$116	$305
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$471	$246
Funds deposited by counterparties	—	51
Accounts receivable	85	86
Note receivable — affiliate	315	331
Inventory	245	289
Derivative instruments	54	545
Derivative instruments — affiliate	126	316
Cash collateral posted in support of energy risk management activities	51	3
Cash collateral posted in support of energy risk management activities — affiliate	79	36
Prepaid rent and other current assets	77	84
Total current assets	1,503	1,987
Property, plant and equipment, net	1,088	1,116
Other Assets
Intangible assets, net	62	73
Derivative instruments	16	154
Derivative instruments — affiliate	18	81
Other non-current assets	215	131
Total other assets	311	439
Total Assets	$2,902	$3,542
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2016	2015
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$61	$48
Accounts payable — affiliate	116	109
Derivative instruments	46	465
Derivative instruments — affiliate	139	272
Cash collateral received in support of energy risk management activities	—	51
Accrued expenses and other current liabilities	94	104
Total current liabilities	456	1,049
Other Liabilities
Long-term debt	745	752
Derivative instruments	10	102
Derivative instruments — affiliate	22	80
Out-of-market contracts	492	520
Other non-current liabilities	124	107
Total non-current liabilities	1,393	1,561
Total Liabilities	1,849	2,610
Commitments and Contingencies
Member’s Equity
Member’s interest	1,053	932
Total Member’s Equity	1,053	932
Total Liabilities and Member’s Equity	$2,902	$3,542
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net income	$121	$116	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	74	72
Amortization of debt premiums	(7)	(9)	(9)
Gain on debt extinguishment	—	(42)	—
Amortization of out-of-market contracts and emission allowances	(27)	(27)	(16)
(Gain)/loss on and sale of assets	(77)	—	6
Changes in collateral deposits supporting energy risk management activities	(91)	(10)	(35)
Changes in derivative instruments	180	122	128
Impairment losses	20	8	—
Lower of cost or market inventory adjustments	—	17	9
Cash provided/(used) by changes in other working capital:
Accounts receivable	1	20	39
Inventory	41	12	(57)
Prepayments and other current assets	7	6	15
Accounts payable	8	—	(45)
Accounts payable - affiliate	7	86	2
Accrued expenses and other current liabilities	(4)	11	1
Other assets and liabilities	(69)	(36)	(115)
Net Cash Provided by Operating Activities	188	348	300
Cash Flows from Investing Activities
Capital expenditures	(55)	(74)	(32)
Proceeds from sale of assets, net	76	—	50
Decrease/(increase) notes receivable - affiliate	16	—	(32)
Net Cash Provided/(Used) by Investing Activities	37	(74)	(14)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(131)	—
Capital contributions	—	—	74
Distributions to member	—	—	(320)
Net Cash Used by Financing Activities	—	(131)	(246)
Net Increase in Cash and Cash Equivalents	225	143	40
Cash and Cash Equivalents at Beginning of Period	246	103	63
Cash and Cash Equivalents at End of Period	$471	$246	$103
Supplemental Disclosures
Interest paid, net of amount capitalized	$58	$76	$75
Non-Cash Investing and Financing Activities
Additions to fixed assets for accrued capital expenditures	$6	$7	$5
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

Total Member’s Equity
(In millions)
Balances as of December 31, 2013	$691
Net income	305
Distributions to member	(320)
Non-cash capital contributions	66
Capital contributions	74
Balances as of December 31, 2014	816
Net income	116
Balances as of December 31, 2015	932
Net income	121
Balances as of December 31, 2016	$1,053

See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating Revenues
Operating revenues	$1	$11	$(62)
Operating revenues — affiliate	711	845	1,145
Total operating revenues	712	856	1,083
Operating Costs and Expenses
Cost of operations	522	506	678
Cost of operations — affiliate	4	119	50
Depreciation and amortization	60	65	50
General and administrative — affiliate	71	58	64
Total operating costs and expenses	657	748	842
Operating Income	55	108	241
Other Expense
Other income, net	2	—	—
Interest expense	(1)	(1)	(2)
Interest expense — affiliate	(4)	(3)	(3)
Total other expense	(3)	(4)	(5)
Income Before Income Taxes	52	104	236
Income tax	—	—	—
Net Income	$52	$104	$236
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$471	$299
Accounts receivable	8	2
Inventory	135	172
Derivative instruments — affiliate	44	269
Prepaid rent and other current assets	73	79
Total current assets	731	821
Property, plant and equipment, net	926	925
Other Assets
Intangible assets, net	10	13
Derivative instruments — affiliate	4	83
Other non-current assets	204	125
Total other assets	218	221
Total Assets	$1,875	$1,967
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2016	2015
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$30	$21
Accounts payable — affiliate	29	8
Derivative instruments — affiliate	44	163
Accrued taxes	32	44
Accrued environmental liabilities	32	27
Accrued expenses and other current liabilities	5	4
Total current liabilities	172	267
Other Liabilities
Derivative instruments — affiliate	2	32
Out-of-market contracts	492	520
Other non-current liabilities	59	50
Total non-current liabilities	553	602
Total Liabilities	725	869
Commitments and Contingencies
Member’s Equity
Member’s interest	1,150	1,098
Total Member’s Equity	1,150	1,098
Total Liabilities and Member’s Equity	$1,875	$1,967
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net income	$52	$104	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	65	50
Amortization of out-of-market contracts and emission allowances	(28)	(27)	1
Changes in derivative instruments	155	75	202
Lower of cost or market inventory adjustments	—	6	—
Cash provided/(used) by changes in other working capital:
Accounts receivable	(6)	8	(6)
Inventory	37	(12)	(8)
Prepayments and other current assets	6	2	34
Accounts payable	3	—	8
Accounts payable - affiliate	21	(6)	14
Accrued expenses and other current liabilities	(6)	22	4
Other assets and liabilities	(73)	(51)	(106)
Net Cash Provided by Operating Activities	221	186	429
Cash Flows from Investing Activities
Capital expenditures	(49)	(39)	(16)
Net Cash Used by Investing Activities	(49)	(39)	(16)
Cash Flows from Financing Activities
Payments for short and long-term debt	—	(5)	—
Distributions to member	—	—	(320)
Net Cash Used by Financing Activities	—	(5)	(320)
Net Increase in Cash and Cash Equivalents	172	142	93
Cash and Cash Equivalents at Beginning of Period	299	157	64
Cash and Cash Equivalents at End of Period	$471	$299	$157
Non-Cash Investing and Financing Activities
Additions/(decreases) to fixed assets for accrued capital expenditures	$5	$(6)	$5
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

Total Member’s Equity
(In millions)
Balances as of December 31, 2013	$1,078
Net income	236
Distributions to member	(320)
Balances as of December 31, 2014	994
Net income	104
Balances as of December 31, 2015	1,098
Net income	52
Balances as of December 31, 2016	$1,150

See notes to Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
General
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale generator engaged in the ownership and operation of power generation facilities, with approximately 16,423 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 7,907 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 16,423 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,605 MW of net electric generating capacity in Maryland, near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 7,907 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly owned subsidiary of NRG North America and an indirect wholly owned subsidiary of GenOn Americas Generation. The following illustrates the ownership structure of the Registrants, excluding any intermediary subsidiaries, as of December 31, 2016:
GenOn's generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes the generation portfolio by Registrant:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas	10,377	4,040	1,864
Coal	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	16,423	7,907	4,605
The Registrants sell power from their generation portfolio and offer capacity or similar products to retail electric providers and others, and provide ancillary services to support system reliability.

Liquidity and Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming the Registrants will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Registrants be unable to continue as a going concern. Such adjustments could have a material adverse impact on the Registrants' results of operations, cash flows and financial position.
As disclosed in Note 9, Debt and Capital Leases, as of December 31, 2016, $691 million of GenOn's Senior Notes outstanding, excluding $8 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is substantial doubt about GenOn's ability to continue as a going concern.
As of December 31, 2016, GenOn has cash and cash equivalents of $1.0 billion, of which $471 million and $100 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Note 13, Related Party Transactions. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process.
As of December 31, 2016, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts payable due to GenOn Energy Holdings of $43 million under the intercompany cash management program as further described in Note 13, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2016, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 9, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
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
The Registrants' consolidated financial statements have been prepared in accordance with GAAP. The ASC, established by the FASB, is the source of authoritative GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
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
Funds Deposited by Counterparties (GenOn and GenOn Americas Generation)
Funds deposited by counterparties consist of cash held by GenOn and GenOn Americas Generation as a result of collateral posting obligations from GenOn's and GenOn Americas Generation's counterparties. Some amounts are segregated into separate accounts that are not contractually restricted but, based on GenOn's and GenOn Americas Generation's intentions, are not available for the payment of general corporate obligations. Depending on market fluctuations and the settlement of the underlying contracts, GenOn and GenOn Americas Generation will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and GenOn and GenOn Americas Generation cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on GenOn's and GenOn Americas Generation's balance sheets, with an offsetting liability for this cash collateral received within current liabilities. Changes in funds deposited by counterparties are closely associated with GenOn's and GenOn Americas Generation's operating activities and are classified as an operating activity in GenOn's and GenOn Americas Generation's consolidated statements of cash flows.
Inventory
Inventory is valued at the lower of weighted average cost or market, and consists principally of fuel oil, coal and raw materials used to generate electricity. The Registrants remove these inventories as they are used in the production of electricity. Spare parts inventory is valued at a weighted average cost, since the Registrants expect to recover these costs in the ordinary course of business. The Registrants remove these inventories when they are used for repairs, maintenance or capital projects. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows.
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

Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the consolidated statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.
For further discussion of these matters, refer to Note 8, Impairments.
Capitalized Interest
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amounts of interest capitalized were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
GenOn	$13	$5	$11
GenOn Americas Generation	3	2	1
GenOn Mid-Atlantic	3	1	1
When a project is available for operations, capitalized interest is reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
Intangible Assets
Intangible assets represent contractual rights held by the Registrants. The Registrants recognize specifically identifiable intangible assets when specific rights and contracts are acquired. As of December 31, 2016, and 2015, the Registrants' intangible assets are primarily comprised of SO2 emission allowances and CO2 emission credits held for compliance with RGGI that are held-for-use and are amortized to cost of operations based on straight line or units of production basis. The following table presents the Registrants’ amortization of intangible assets for each of the past three years:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
GenOn	$48	$39	$38
GenOn Americas Generation	45	32	33
GenOn Mid-Atlantic	39	27	29
The following table presents estimated amortization of the Registrants’ intangible assets for each of the next five years:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2017	$39	$35	$1
2018	4	—	—
2019	4	—	—
2020	5	—	—
2021	—	—	—

The following table presents the accumulated amortization included in intangible assets, net, for each of the Registrants as of December 31, 2016 and December 31, 2015:

	Intangible assets Accumulated amortization
	December 31, 2016	December 31, 2015
	(In millions)
GenOn	$87	$40
GenOn Americas Generation	87	40
GenOn Mid-Atlantic	29	—
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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
GenOn	$83	$79	$78
GenOn Americas Generation	28	28	28
GenOn Mid-Atlantic	28	28	28
The following table summarizes the estimated amortization related to the Registrants’ out-of-market contracts:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2017	$76	$28	$28
2018	71	28	28
2019	68	28	28
2020	68	28	28
2021	65	28	28
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
During the years ended December 31, 2016 and 2015, the Registrants had one customer from which each Registrant derived more than 10% of their respective consolidated revenues.

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
Upon initial recognition of a liability for an ARO, the Registrants capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. See Note 10, Asset Retirement Obligations, for a further discussion of AROs.
Pensions and Other Postretirement Benefits (GenOn)
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

ASU 2016-02 — In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842 with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Registrants expect to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. The Registrants expect to elect certain of the practical expedients permitted, including the expedient that permits the Registrants to retain its existing lease assessment and classification. The Registrants are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Registrants are currently evaluating the impact the new guidance will have on their financial position and results of operations, the Registrants expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Registrants' review of its existing lease contracts and service contracts which may contain embedded leases. As this review is still in process, it is currently not practicable to quantify the impact of adopting the ASU at this time.
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
ASU 2014-15 — In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are available to be issued. The Registrants adopted this ASU effective January 1, 2016.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09, which was further amended through various updates issued by the FASB thereafter. The amendments of ASU No. 2014-09 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers. The Registrants expect to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Registrants will recognize the cumulative effect of applying Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method. The Registrants also expect to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. In 2016, the Registrants continued to assess the new standard with a focus on identifying the performance obligations included within its revenue arrangements with customers and evaluating the Registrants' methods of estimating the amount and timing of variable consideration. Based on the assessment to date, the Registrants are currently evaluating the impact of the new standard on the Registrants' results of operations, financial position or cash flows.

Note 3 — Dispositions (GenOn and GenOn Americas Generation)
Potrero Disposition (GenOn and GenOn Americas Generation)
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
In October 2016, in connection with the completion of the Potrero real property disposition, Potrero received $16 million from GenOn Energy Holdings for the settlement of a note receivable which reduced the outstanding note receivable — affiliate balance to $315 million as of December 31, 2016. Refer to Note 13, Related Party Transactions — Intercompany Cash Management Program for further discussion of the note receivable — affiliate.
Aurora Disposition (GenOn)
On May 12, 2016, GenOn entered into an agreement with RA Generation, LLC to sell the Aurora Generating Station, or Aurora, for cash consideration of $365 million, subject to adjustments for working capital and the results of the PJM 2019/2020 Base Residual Auction. Aurora is an 878 MW natural gas facility located in Aurora, Illinois. On July 12, 2016, GenOn completed the sale of Aurora for cash proceeds of $369 million, including $4 million in adjustments primarily for the PJM base residual auction results and estimated working capital, which is subject to further adjustment. The sale resulted in a gain of approximately $188 million recognized within GenOn's consolidated results of operations during the third quarter of 2016. In connection with the sale, GenOn issued a guaranty to RA Generation, LLC for the payment of certain indemnified costs under the purchase agreement limited to $365 million, which is reduced to $183 million on January 1, 2018 and then to $91 million beginning January 1, 2019 and will terminate upon the third anniversary of the sale.
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell 100% of its interest in the Seward Generation Station, for cash consideration of $75 million. Seward owns a 525 MW coal-fired facility in Pennsylvania. The transaction triggered an impairment indicator as the sale price was less than the carrying amount of the assets and, as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sale price. GenOn recorded an impairment loss of $134 million in its consolidated results of operations for the year ended December 31, 2015, to reduce the carrying amount of the assets held for sale to the fair market value. For further discussion on this impairment, refer to Note 8 — Impairments. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Seward as held for sale. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments and up to $2.5 million in payments contingent upon certain environmental requirements being impose by August 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell 100% of its interest in the Shelby Generating Station, for cash consideration of $46 million. Shelby owns a 352 MW natural gas-fired facility located in Illinois. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Shelby as held for sale. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the year ended of December 31, 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement of which $8 million had been received as of December 31, 2016.
Sabine Disposition (GenOn)
On December 2, 2014, GenOn, through its subsidiaries GenOn Sabine (Delaware), Inc. and GenOn Sabine (Texas), Inc., completed the sale of its 50% interest in Sabine Cogen, L.P., or Sabine, to Bayou Power, LLC, an affiliate of Rockland Capital, LLC. Sabine owns a 105 MW natural gas-fired cogeneration facility located in Texas. GenOn received cash consideration of $35 million at closing. A gain of $18 million was recognized as a result of the transaction and recorded within GenOn's consolidated statements of operations during the year ended December 31, 2014.

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

Note 4 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For cash and cash equivalents, funds deposited by counterparties, receivables, accounts payable, accrued liabilities, and cash collateral posted and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying values and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$2,752	$1,946	$2,764	$2,043
The fair value of long and short-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt is based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,850	$96	$1,987	$56

GenOn Americas Generation

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$745	$570	$752	$500
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
GenOn
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2016
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$122	$2	$124
Derivative liabilities:
Commodity contracts	$—	$119	$3	$122
Other assets (b)	$10	$—	$—	$10
(a)    There were no transfers during the year ended December 31, 2016 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2015
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$192	$535	$2	$729
Derivative liabilities:
Commodity contracts	$157	$420	$14	$591
Other assets (b)	$14	$—	$—	$14
(a)    There were no transfers during the year ended December 31, 2015 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

The following table reconciles the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$(12)	$33
Total gains and losses (realized/unrealized) included in earnings	11	(40)
Purchases	(1)	(5)
Transfers out of Level 3 (b)	1	—
Balance as of end of period	$(1)	$(12)
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$(1)	$(8)

(a)	Consists of derivatives assets and liabilities, net.
(b) Transfers out of Level 3 are related to the availability of broker quotes and are valued as of the end of the reporting period.

GenOn Americas Generation
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2016
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$209	$5	$214
Derivative liabilities:
Commodity contracts	$—	$212	$5	$217
(a)    There were no transfers during the year ended December 31, 2016, between Levels 1 and 2.

	As of December 31, 2015
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$285	$796	$15	$1,096
Derivative liabilities:
Commodity contracts	$170	$735	$14	$919
(a)    There were no transfers during the year ended December 31, 2015, between Levels 1 and 2.

The following table reconciles the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$1	$20
Total losses (realized/unrealized) included in earnings	(1)	(20)
Purchases	—	1
Balance as of end of period	$—	$1

(a)	Consists of derivatives assets and liabilities, net.

There were no gains or losses for the years ended December 31, 2016 and 2015 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2016
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$47	$1	$48
Derivative liabilities:
Commodity contracts	$—	$45	$1	$46
(a)    There were no transfers during the year ended December 31, 2016 between Levels 1 and 2.

	As of December 31, 2015
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$175	$175	$2	$352
Derivative liabilities:
Commodity contracts	$58	$137	$—	$195
(a)    There were no transfers during the year ended December 31, 2015 between Levels 1 and 2.

The following table reconciles the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$2	$20
Total losses (realized/unrealized) included in earnings	(2)	(20)
Purchases	—	2
Balance as of end of period	$—	$2
(a)    Consists of derivatives assets and liabilities, net.
There were no gains or losses for the years ended December 31, 2016 and 2015 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.

Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of the Registrants’ contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants’ contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants’ markets, quotes are from multiple sources. To the extent that the Registrants receive multiple quotes, prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants’ derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 2% of GenOn's derivative assets and 2% of GenOn's derivative liabilities, 2% of GenOn Americas Generation’s derivative assets and 2% of GenOn Americas Generation's derivative liabilities and 2% of GenOn Mid-Atlantic’s derivative assets and 2% of GenOn Mid-Atlantic's derivative liabilities.
The Registrants' positions classified as Level 3 are physical and financial power and physical coal executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid power and coal location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, the Registrants use the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of December 31, 2016 and 2015:
GenOn

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	—	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$2	$3

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	—	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$2	$14
GenOn Americas Generation

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	1	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$5	$5

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
Coal Contracts	12	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	—	3	1
	$15	$14
GenOn Mid-Atlantic

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$1	$1

Significant Unobservable Inputs
December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$2	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$22	$67	$42
	$2	$—
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2016 and 2015:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power/Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power/Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit/non-performance reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants’ net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants’ liabilities or that a market participant would be willing to pay for the Registrants’ assets. The Registrants' credit/(non-performance) reserves were as follows:

	As of December 31,
	2016	2015
	(In millions)
GenOn	$1	$(1)
GenOn Americas Generation	1	—
GenOn Mid-Atlantic	—	4
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2016, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts the Registrants hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of December 31, 2016, GenOn recorded $132 million of cash collateral posted, which includes $79 million of collateral posted to NRG, and $53 million posted to other counterparties. As of December 31, 2016, GenOn Americas Generation recorded $130 million of cash collateral posted, which includes $79 million of collateral posted to NRG, and $51 million of collateral posted to other counterparties. As of December 31, 2016, GenOn Mid-Atlantic had no outstanding cash collateral posted or received on its balance sheet.
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
As of December 31, 2016, counterparty credit exposure to a significant portion of GenOn’s counterparties was $58 million and GenOn held no collateral against those positions, resulting in a net exposure of $58 million. Approximately 97% of GenOn's exposure before collateral is expected to roll off by the end of 2018. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $57 million and GenOn Americas Generation held no collateral against those positions, resulting in a net exposure of $57 million. Approximately 97% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2018. As of December 31, 2016, GenOn Mid-Atlantic had no counterparty credit exposure.

The following tables highlight the counterparty credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2016, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100%	100%	—%
Total	100%	100%	—%

Category	Net Exposure (a) (b) (% of Total)
	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	87%	89%	—%
Non-Investment grade/Non-Rated	13%	11%	—%
Total	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.

The Registrants have counterparty credit risk exposure to certain counterparties representing more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties was $45 million, $45 million, and $0 for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
RTOs and ISOs
The Registrants participate in the organized markets of CAISO, ISO-NE, MISO, NYISO and PJM, known as RTO or ISOs. Trading in these markets is approved by FERC and includes credit policies that, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. As a result, the counterparty credit risk to these markets is limited to the Registrants' applicable share of the overall market and are excluded from the above exposure.
Exchange Traded Transactions
The Registrants enter into commodity transactions on registered exchanges, notably ICE and NYMEX. These clearinghouses act as the counterparty, and transactions are subject to extensive collateral and margining requirements. As a result, these commodity transactions have limited counterparty credit risk.

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
Energy-Related Commodities (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
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
GenOn
As of December 31, 2016, GenOn’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn’s generation assets through 2018.
Also, as of December 31, 2016, GenOn had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2027; and

•	Coal transportation contracts through 2018.
GenOn Americas Generation
As of December 31, 2016, GenOn Americas Generation’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Americas Generation’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Americas Generation’s generation assets through 2018.

Also, as of December 31, 2016, GenOn Americas Generation had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2026; and

•	Coal transportation contracts through 2018.
GenOn Mid-Atlantic
As of December 31, 2016, GenOn Mid-Atlantic’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Mid-Atlantic’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Mid-Atlantic’s generation assets through 2018.
Also, as of December 31, 2016, GenOn Mid-Atlantic had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2016 and 2015. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Commodity	Units	(In millions)		(In millions)		(In millions)
Coal	Short Ton	5	7	4	3	4	3
Natural Gas	MMBtu	138	191	30	2	23	(10)
Power	MWh	(35)	(49)	(12)	(20)	(11)	(18)
The change in the natural gas position was the result of buying natural gas to convert fixed price natural gas hedges into fixed price power hedges, as well as the settlement of positions during the period.
Fair Value of Derivative Instruments
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$108	$574	$105	$475
Commodity contracts long-term	16	155	17	116
Total Derivatives Not Designated as Cash Flow Hedges	$124	$729	$122	$591

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$180	$861	$185	$737
Commodity contracts long-term	34	235	32	182
Total Derivatives Not Designated as Cash Flow Hedges	$214	$1,096	$217	$919
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$44	$269	$44	$163
Commodity contracts long-term	4	83	2	32
Total Derivatives Not Designated as Cash Flow Hedges	$48	$352	$46	$195
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2016	(In millions)
Commodity Contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets- affiliate	54	(54)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities- affiliate	(66)	54	12	—
Total derivative instruments	$2	$—	$13	$15

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2015	(In millions)
Commodity Contracts:
Derivative assets	$698	$(485)	$(51)	$162
Derivative assets- affiliate	31	(24)	—	7
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities- affiliate	(24)	24	—	—
Total derivative instruments	$138	$—	$(51)	$87

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2016	(In millions)
Commodity Contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets- affiliate	144	(144)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities- affiliate	(161)	144	12	(5)
Total derivative instruments	$(3)	$—	$13	$10

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2015	(In millions)
Commodity Contracts:
Derivative assets	$699	$(485)	$(51)	$163
Derivative assets- affiliate	397	(352)	—	45
Derivative liabilities	(567)	485	—	(82)
Derivative liabilities- affiliate	(352)	352	—	—
Total derivative instruments	$177	$—	$(51)	$126

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2016	(In millions)
Commodity Contracts:
Derivative assets- affiliate	$48	$(46)	$—	$2
Derivative liabilities- affiliate	(46)	46	—	—
Total derivative instruments	$2	$—	$—	$2

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2015	(In millions)
Commodity Contracts:
Derivative assets- affiliate	$352	$(195)	$—	$157
Derivative liabilities- affiliate	(195)	195	—	—
Total derivative instruments	$157	$—	$—	$157

Impact of Derivative Instruments on the Statement of Operations (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2016, the Registrants have been undergoing the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades, as further described in Note 9, Debt and Capital Leases, and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges and trading activity on the Registrants’ statements of operations. These amounts are included within operating revenues and cost of operations.
GenOn

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(165)	$(198)	$(314)
Net unrealized gains on open positions related to economic hedges	14	18	167
Total unrealized mark-to-market losses for economic hedging activities	(151)	(180)	(147)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	—	(1)
Total unrealized mark-to-market losses for trading activity	—	—	(1)
Total unrealized losses	$(151)	$(180)	$(148)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Revenue from operations — energy commodities	$(221)	$(112)	$(151)
Cost of operations	70	(68)	3
Total impact to statement of operations	$(151)	$(180)	$(148)
 As discussed above, GenOn realized approximately $38 million due to the closure and financial settlement of all open positions with one of GenOn's counterparties during the second quarter of 2016, for which $18 million, $19 million and $1 million would have otherwise been realized during the remainder of 2016 and in 2017 and 2018, respectively. In addition, GenOn realized $98 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $82 million, $13 million and $3 million would have otherwise been realized in 2017, 2018, and 2019, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to economically re-hedge the positions settled with certain counterparties.

GenOn Americas Generation

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(184)	$(193)	$(288)
Net unrealized (losses)/gains on open positions related to economic hedges	(2)	70	164
Total unrealized mark-to-market losses for economic hedging activities	(186)	(123)	(124)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	—	(1)
Total unrealized mark-to-market losses for trading activity	—	—	(1)
Total unrealized losses	$(186)	$(123)	$(125)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Revenue from operations — energy commodities	$(248)	$(66)	$(119)
Cost of operations	62	(57)	(6)
Total impact to statement of operations	$(186)	$(123)	$(125)
As discussed above, GenOn Americas Generation realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Americas Generation's counterparties during the second quarter of 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, GenOn Americas Generation realized $50 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $46 million and $4 million would have otherwise been realized in 2017 and 2018, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to economically re-hedge the positions settled with certain counterparties.
GenOn Mid-Atlantic

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(164)	$(116)	$(288)
Net unrealized gains on open positions related to economic hedges	3	39	90
Total unrealized losses	$(161)	$(77)	$(198)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Revenue from operations — energy commodities	$(223)	$(27)	$(192)
Cost of operations	62	(50)	(6)
Total impact to statement of operations	$(161)	$(77)	$(198)
As discussed above, GenOn Mid-Atlantic realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Mid-Atlantic's counterparties during the second quarter of 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, GenOn Mid-Atlantic realized $50 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $46 million and $4 million would have otherwise been realized in 2017 and 2018, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to economically re-hedge the positions settled with certain counterparties.

Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2016, was $5 million for GenOn and GenOn Americas Generation. As of December 31, 2016, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due which was approximately $2 million as of December 31, 2016. At December 31, 2016, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 — Inventory (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Inventory held by the Registrants consisted of the following:
GenOn

	As of December 31,
	2016	2015
	(In millions)
Fuel oil	$147	$161
Coal	114	154
Spare parts	122	127
Other	6	6
Total Inventory	$389	$448
During the year ended December 31, 2015, GenOn recorded a lower of weighted average cost or market adjustment related to fuel oil of $19 million and wrote down certain equipment to its fair value resulting in an impairment of $8 million.
GenOn Americas Generation

	As of December 31,
	2016	2015
	(In millions)
Fuel oil	$123	$134
Coal	68	97
Spare parts	53	57
Other	1	1
Total Inventory	$245	$289
During the year ended December 31, 2015, GenOn Americas Generation recorded a lower of weighted average cost or market adjustment related to fuel oil of $17 million.

GenOn Mid-Atlantic

	As of December 31,
	2016	2015
	(In millions)
Fuel oil	$26	$33
Coal	68	97
Spare parts	40	41
Other	1	1
Total Inventory	$135	$172
During the year ended December 31, 2015, GenOn Mid-Atlantic recorded a lower of weighted average cost or market adjustment related to fuel oil of $6 million.
Note 7 — Property, Plant and Equipment (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Major classes of property, plant, and equipment were as follows:
GenOn

	As of December 31,
	2016	2015	Depreciable Lives
	(In millions)
Facilities and equipment	$2,793	$2,989	2 - 34 Years
Land and improvements	276	292
Construction in progress	78	164
Total property, plant and equipment	3,147	3,445
Accumulated depreciation	(604)	(614)
Net property, plant and equipment	$2,543	$2,831
GenOn Americas Generation

	As of December 31,
	2016	2015	Depreciable Lives
	(In millions)
Facilities and equipment	$1,191	$1,192	2 - 34 Years
Land and improvements	136	139
Construction in progress	36	29
Total property, plant and equipment	1,363	1,360
Accumulated depreciation	(275)	(244)
Net property, plant and equipment	$1,088	$1,116
GenOn Mid-Atlantic

	As of December 31,
	2016	2015	Depreciable Lives
	(In millions)
Facilities and equipment	$1,064	$1,037	2 - 34 Years
Land and improvements	63	62
Construction in progress	36	26
Total property, plant and equipment	1,163	1,125
Accumulated depreciation	(237)	(200)
Net property, plant and equipment	$926	$925
The Registrants recorded long-lived asset impairments during 2016 and 2015, as further described in Note 8, Impairments.

Note 8 — Impairments (GenOn and GenOn Americas Generation)
In accordance with ASC 360, Property, Plant, and Equipment, or ASC 360, the Registrants evaluate property, plant and equipment for impairment whenever indicators of impairment exist. Examples of such indicators or events are:

•	Significant decrease in the market price of a long-lived asset;

•	Significant adverse change in the manner an asset is being used or its physical condition;

•	Adverse business climate;

•	Accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset;

•	Current period loss combined with a history of losses or the projection of future losses; and

•
Change in the Registrants' intent about an asset from an intent to hold to a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets by factoring in the probability weighting of different courses of action available to the Registrants. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. The Registrants use its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Registrants estimates, and the impact of such variations could be material.
For assets to be held and used, if the Registrants determine that the undiscounted cash flows from the asset are less than the carrying amount of the asset, the Registrant must estimate fair value to determine the amount of any impairment loss. Assets held-for-sale are reported at the lower of the carrying amount or fair value less the cost to sell. The estimation of fair value under ASC 360, whether in conjunction with an asset to be held and used or with an asset held-for-sale, and the evaluation of asset impairment are, by their nature, subjective. The Registrants consider quoted market prices in active markets to the extent they are available. The Registrants will also discount the estimated future cash flows associated with the asset using a single interest rate representative of the risk involved with such an investment or employ an expected present value method that probability-weights a range of possible outcomes. Annually, during the fourth quarter, the Registrants revise their views of power and fuel prices including the Registrants' fundamental view for long term prices , estimated generation, and forecasted operating expenses and capital expenditures in connection with the preparation of its annual budget. Changes to the Registrants' view of long term power and fuel prices impacted the Registrants' projections of profitability, based on management's estimate of supply and demand within the sub-markets for each plant and the physical and economic characteristics of each plant.
The following are the long-lived impairments recognized by the Registrants for each of the years ended December 31, 2016, 2015, and 2014:
2016 Impairments
Mandalay (GenOn) — On May 26, 2016, the CPUC rejected a multi-year resource adequacy contract between Mandalay and Southern California Edison. Additionally, during the second quarter of 2016, CAISO issued its Local Capacity Requirements report for 2017 indicating unfavorable changes within the local reliability areas in which Mandalay is located. The culmination of these events was considered to be an indicator of impairment and as a result, GenOn performed an impairment test for the Mandalay assets. Based on the results of the impairment test, GenOn determined that the carrying amount of these assets was higher than the estimated future net cash flows expected to be generated by the assets and that the Mandalay assets were impaired. The fair value of the Mandalay operating unit was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expenses and discount rates. GenOn measured the impairment loss as the difference between the carrying amount of the Mandalay operating unit and the present value of the estimated future net cash flows for the operating unit. GenOn recorded an impairment loss of $16 million for Mandalay for the year ended December 31, 2016.

Ormond Beach (GenOn) — During the second quarter of 2016, the Statewide Advisory Committee on Cooling Water Intake Structures, or SACCWIS, issued a draft April 2016 Report noting that CAISO plans to continue to assume in its transmission studies that Ormond Beach will not operate after December 31, 2020, the deadline for Ormond Beach compliance with California regulations to mitigate once-through cooling impacts. The Registrant does not anticipate that contracts of sufficient value can be secured to support the significant investment required to design, permit, construct and operate measures required for once-through cooling compliance. As a result, on May 6, 2016, the Registrant notified SACCWIS that it does not expect to continue to operate Ormond Beach beyond 2020. In addition, during the fourth quarter of 2016 the declining prices for resource adequacy contracts available in the reliability sub-area which Ormond Beach operates further reduced anticipated cash flows to be generated from Ormond Beach through its anticipated retirement in 2020. These events were considered to be indicators of impairment and as a result, GenOn performed an impairment test for the Ormond Beach assets. Based on the results of the impairment test, GenOn determined that the carrying amount of these assets was higher than the estimated future net cash flows expected to be generated by the assets and that the Ormond Beach assets were impaired. The fair value of the Ormond Beach operating unit was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expenses and discount rates. GenOn measured the impairment loss as the difference between the carrying amount of the Ormond Beach operating unit and the present value of the estimated future net cash flows for the operating unit. GenOn recorded an impairment loss of $71 million for Ormond Beach for the year ended December 31, 2016.
Keystone and Conemaugh Leased Interest (GenOn) — During the fourth quarter of 2016, as described above the Registrants revised their view of forecasted cash flows in connection with the preparation of its annual budget. GenOn noted the cash flows for the leased interests in Keystone and Conemaugh were below the carrying value of the related assets, primarily driven by a reduction in long-term energy and capacity prices in PJM, and the assets were impaired. The fair value of the interests in Keystone and Conemaugh were determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted power, capacity and fuel prices, forecasted operating expenses, contractual lease payments and discount rates. GenOn recorded impairment losses of $10 million and $97 million for Keystone and Conemaugh, respectively, for the year ended December 31, 2016.
Pittsburg (GenOn and GenOn Americas Generation) — In October 2016, GenOn Americas Generation was give notice that its bid for a resource adequacy contract for 2017 with Pacific Gas & Electric was not accepted for the Pittsburg generation station, or Pittsburg. As a result, GenOn Americas Generation decided that it would retire Pittsburg on January 1, 2017. These events were considered to be indicators of impairment and as a result, GenOn Americas Generation performed an impairment test for the Pittsburg assets. Based on the results of the impairment test, GenOn Americas Generation determined that the carrying amount of the assets was higher than the estimated future net cash flows expected to be generated by the assets and that the Pittsburg assets were impaired. The fair value of the Pittsburg operating unit was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expense and discount rates. GenOn Americas Generation measured the impairment loss as the difference between the carrying amount of the Pittsburg operating unit and the present value of the estimated future net cash flows for the operating unit. GenOn Americas Generation recorded an impairment loss of $20 million for Pittsburg for the year ended December 31, 2016.
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

2014 Impairments
Coolwater (GenOn) — During the fourth quarter of 2014, GenOn determined that it would pursue retiring the 636 MW natural-gas fired Coolwater facility in Dagget, California. The facility faced critical repairs on the cooling towers for Units 3 and 4 and, during the fourth quarter of 2014, did not receive any awards in a near-term capacity auction and no interest in a bilateral capacity deal. GenOn considered this to be an indicator of impairment and performed an impairment test for these assets. The carrying amount of the assets was higher than the future net cash flows expected to be generated by the assets, and as a result the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount and the fair value of the assets. GenOn retired the Coolwater facility effective January 1, 2015. All remaining fixed assets of the station were written off resulting in an impairment loss of $22 million recognized during the year ended December 31, 2014.
Osceola (GenOn) — During the third quarter of 2014, GenOn determined that it would mothball the 463 MW natural gas-fired Osceola facility in Saint Cloud, Florida. GenOn considered this to be an indicator of impairment and performed an impairment test for these assets. The carrying amount of the assets was higher than the future net cash flows expected to be generated by the assets, and as a result the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount and the fair value of the assets. Due to the location of the facility, it was determined that the best indicator of fair value is the market value of the combustion turbines. GenOn recorded an impairment loss of approximately $60 million during the year ended December 31, 2014, which represents the excess of the carrying value over the fair market value.

Note 9 —Debt and Capital Leases (GenOn and GenOn Americas Generation)
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2016	2015	Interest Rate %
	(In millions, except rates)
GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$392	$398	8.500
GenOn Americas Generation Senior Notes, due 2031	353	354	9.125
Subtotal GenOn Americas Generation	745	752
GenOn Energy:
GenOn Senior Notes, due 2017	699	714	7.875
GenOn Senior Notes, due 2018	687	708	9.500
GenOn Senior Notes, due 2020	525	534	9.875
Other (a)	96	56
GenOn capital lease	2	2
Subtotal GenOn Energy	2,009	2,014
Subtotal	2,754	2,766
Less current maturities	704	4
Total long-term debt and capital leases	$2,050	$2,762
(a)    The Long Term Service Agreements for the Hunterstown and Choctaw facilities are accounted for as a debt financing liability in accordance with GAAP.

Long-term debt including current maturities includes the following premiums:

	As of December 31,
	2016	2015
	(In millions)
GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$26	$32
GenOn Americas Generation Senior Notes, due 2031	24	25
GenOn Energy:
GenOn Senior Notes, due 2017	8	23
GenOn Senior Notes, due 2018	38	59
GenOn Senior Notes, due 2020	35	44
Total premium	$131	$183
Credit Downgrades
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
On January 10, 2017, GenOn's corporate rating was further lowered by S&P to CCC- from CCC. The ratings outlook for GenOn, GenOn Americas Generation, GenOn Mid-Atlantic and REMA is negative. In addition, S&P also lowered the issue-level ratings on the GenOn Senior Notes to CCC from CCC+, the GenOn Americas Generation Senior Notes to CCC- from CCC, and the pass-through certificates at REMA and GenOn Mid-Atlantic to CCC+ from B-.
GenOn Senior Notes (GenOn)
Under the GenOn Senior Notes and the related indentures, the GenOn Senior Notes are the sole obligation of GenOn and are not guaranteed by any subsidiary or affiliate of GenOn. The GenOn Senior Notes are senior unsecured obligations of GenOn having no recourse to any subsidiary or affiliate of GenOn. The GenOn Senior Notes restrict the ability of GenOn and its subsidiaries to encumber their assets.
GenOn Senior Notes, Due 2018 and 2020. The GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends and purchases of capital stock. At December 31, 2016, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments is limited to specified exclusions from the covenant, including up to $250 million of such restricted payments. The GenOn Senior Notes are subject to acceleration of GenOn’s obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non-appealable judgments after 90 days and (f) certain events of bankruptcy and insolvency.
Prior to October 15, 2018, GenOn may redeem the GenOn Senior Notes due 2018, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.
GenOn may redeem some or all of the GenOn Senior Notes due 2020 at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption rate:

Redemption Period	Redemption Percentage
October 15, 2016 to October 14, 2017	103.292%
October 15, 2017 to October 14, 2018	101.646%
October 15, 2018 and thereafter	100.000%

GenOn Senior Notes, Due 2017. Prior to maturity on June 15, 2017, GenOn may redeem all or a part of the GenOn Senior Notes due 2017 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note. As of December 31, 2016, the GenOn Senior Notes due 2017 were classified as current within the GenOn consolidated balance sheet. Further discussion of GenOn's liquidity and ability to meet the obligation to repay the senior notes is discussed in Note 1, Nature of Business.
Credit Agreement with NRG (GenOn). As described in Note 13, Related Party Transactions, GenOn is party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, available for revolving loans and letters of credit.  At December 31, 2016, $272 million of letters of credit and no borrowings were outstanding under the NRG credit agreement.
Repurchase of 2017 GenOn Senior Notes. In the fourth quarter of 2015, GenOn repurchased $33 million of the 2017 GenOn Senior Notes at an average price of $95.17, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $3 million gain on debt extinguishment of the 2017 GenOn Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $2 million and write-off of unamortized premium of $1 million.
Repurchase of 2018 GenOn Senior Notes. In the fourth quarter of 2015, GenOn repurchased $25 million of the 2018 GenOn Senior Notes at an average price of $90.95, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $5 million gain on debt extinguishment of the 2018 GenOn Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $2 million and write-off of unamortized premium of $3 million.
Repurchase of 2020 GenOn Senior Notes. In the fourth quarter of 2015, GenOn repurchased $61 million of the 2020 GenOn Senior Notes at an average price of $83.85, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $15 million gain on debt extinguishment of the 2020 GenOn Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $10 million and write-off of unamortized premium of $5 million.
GenOn Americas Generation Senior Notes (GenOn and GenOn Americas Generation)
GenOn Americas Generation Senior Notes. The GenOn Americas Generation Senior Notes due 2021 and 2031 are senior unsecured obligations of GenOn Americas Generation having no recourse to any subsidiary or affiliate of GenOn Americas Generation. Prior to maturity, GenOn Americas Generation may redeem all or a part of the GenOn Americas Generation Senior Notes due 2021 and 2031 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) the discounted present value of the then-remaining scheduled payments of principal and interest on the outstanding notes, discounted at a Treasury rate plus 0.375%, less the unpaid principal amount; and (ii) zero.
Repurchase of 2021 GenOn Americas Generation Senior Notes. In the fourth quarter of 2015, GenOn Americas Generation repurchased $84 million of the 2021 GenOn Americas Generation Senior Notes at an average price of $84.91, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $20 million gain on debt extinguishment of the 2021 GenOn Americas Generation Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $13 million and write-off of unamortized premium of $7 million.
Repurchase of 2031 GenOn Americas Generation Senior Notes. In November 2015, GenOn Americas Generation repurchased $71 million of the 2031 GenOn Americas Generation Senior Notes at an average price of $77.02, plus any accrued and unpaid interest as of the repurchase date. In connection with the repurchase, a $22 million gain on debt extinguishment of the 2031 GenOn Americas Generation Senior Notes was recorded during the year ended December 31, 2015, which primarily consisted of the discount on repurchase of $16 million and write-off of unamortized premium of $6 million.

GenOn Mid-Atlantic Prepaid Letter of Credit (GenOn Mid-Atlantic)
GenOn Mid-Atlantic Prepaid Letter of Credit . On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis under which Natixis will procure payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. Natixis is solely responsible for (i) obtaining letters of credit from the LC Provider, (ii) causing the letters of credit to be issued to the lessors to support the lease payments on behalf of GenOn Mid-Atlantic, (iii) making lease payments and (iv) satisfying any reimbursement obligations payable to the LC Provider.
On February 24, 2017, GenOn Mid-Atlantic received a series of Notices from the owner lessors under its operating leases of the Morgantown coal generation unit, as further described in Note 14, Commitments and Contingencies, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 13, Related Party Transactions, supporting the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in additional borrowings of $125 million. Upon notification, GenOn will become obligated under the secured intercompany revolving credit agreement between NRG and GenOn. In addition, a corresponding payable is expected to be recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a deposit under the related operating leases, pending resolution of the matter. The Registrant is unaware of whether any further action will be taken by the owner lessors or any other person in connection with the Notices. GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn and any actual draw thereon constitutes a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid-Atlantic intends to vigorously pursue its rights and remedies in connection with these actions.
Restricted Net Assets (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation and certain of their subsidiaries are holding companies and, as a result, GenOn and GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn’s and GenOn Americas Generation’s operations is generated by GenOn Mid-Atlantic. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic for GenOn and GenOn Americas Generation and REMA for GenOn. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2016, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
Pursuant to the terms of their respective lease agreements, GenOn Mid-Atlantic and REMA are restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2016, all of GenOn Mid-Atlantic’s and REMA’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(ii) of Regulation S-X. As of December 31, 2016, GenOn Mid-Atlantic and REMA had restricted net assets of $1.2 billion and $(1.3) billion, respectively.

Consolidated Annual Maturities (GenOn and GenOn Americas Generation)
Annual payments based on the maturities of GenOn's debt and capital leases for the years ending after December 31, 2016, are as follows:

(In millions)
2017	$696
2018	655
2019	5
2020	495
2021	372
Thereafter	400
Total	$2,623
Annual payments based on the maturities of GenOn Americas Generation's debt for the years ending after December 31, 2016, are as follows:

(In millions)
2017	$—
2018	—
2019	—
2020	—
2021	366
Thereafter	329
Total	$695

Note 10 — Asset Retirement Obligations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants' AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to ash disposal, site closures and fuel storage facilities. In addition, the Registrants have also identified conditional AROs for asbestos removal and disposal, which are specific to certain power generation facilities.

The following table represents the balance of ARO obligations as of December 31, 2015, along with the additions, reductions and accretion related to the Registrants’ ARO obligations for the year ended December 31, 2016:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Balance as of December 31, 2015	$187	$82	$27
Additions	16	16	—
Revisions in estimates for current obligations	(13)	(10)	10
Spending for current obligations and other settlements	(6)	(1)	—
Accretion — expense	21	13	2
Balance as of December 31, 2016	$205	$100	$39

Note 11 — Benefit Plans and Other Postretirement Benefits (GenOn)
Defined Benefit Plans
GenOn provides pension benefits to eligible non-union and union employees through various defined benefit pension plans. These benefits are based on pay, service history and age at retirement. Most pension benefits are provided through tax-qualified plans that are funded in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Service requirements. Certain executive pension benefits that cannot be provided by the tax-qualified plans are provided through unfunded non-tax-qualified plans. The measurement date for the defined benefit plans was December 31 for all periods presented unless otherwise noted. GenOn also provides certain medical care and life insurance benefits for eligible retired employees. The measurement date for these postretirement benefit plans was December 31 for all periods presented unless otherwise noted. On December 31, 2014, NRG merged 8 qualified pension plans into 2 separate qualified pension plans, the NRG Pension Plan for

Bargained Employees and the NRG Pension Plan.  The GenOn Mirant Bargaining Unit Pension Plan, GenOn First Energy Pension Plan, GenOn Duquesne Pension Plan, and GenOn REMA Pension Plan were merged into the NRG Pension Plan for Bargained Employees.  The GenOn Mirant Pension Plan was merged into the NRG Pension Plan for Non-Bargained Employees and renamed the NRG Pension Plans.  These actions were conducted to simplify internal administration of the plans, reduce regulatory filings, and lower fees paid to outside vendors as part of the management services agreement.  The benefits provided to current participants in the Plans were not impacted. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan.
As part of the change in control associated with the NRG Merger, NRG decided to terminate/settle the nonqualified legacy GenOn Benefit Restoration Plan and Supplemental Executive Retirement Plan. Final settlement payments totaling $12 million were paid to remaining participants during 2014.
The net periodic pension cost/(credit) related to GenOn’s pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Service cost benefits earned	$10	$10	$10
Interest cost on benefit obligation	23	27	27
Expected return on plan assets	(34)	(35)	(34)
Amortization of unrecognized net loss/(gain)	—	1	(6)
Amortization of unrecognized prior service cost	1	—	—
Net periodic benefit cost/(credit)	$—	$3	$(3)

	Other Postretirement Benefits
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Service cost benefits earned	$—	$1	$1
Interest cost on benefit obligation	1	3	3
Amortization of unrecognized prior service credit	(1)	(4)	(17)
Net periodic benefit credit	$—	$—	$(13)

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for GenOn plans on a combined basis is as follows:

	Pension Benefits
	Year Ended December 31,
	2016	2015
	(In millions)
Benefit obligation at beginning of period	$625	$660
Service cost	10	10
Interest cost	23	27
Actuarial loss/(gain)	4	(33)
Benefit payments	(33)	(39)
Benefit obligation at end of period	629	625
Fair value of plan assets at beginning of period	506	548
Actual return on plan assets	20	(17)
Employer contributions	16	14
Benefit payments	(33)	(39)
Fair value of plan assets at end of period	509	506
Funded status at end of period — excess of obligation over assets	$(120)	$(119)

	Other Postretirement Benefits
	Year Ended December 31,
	2016	2015
	(In millions)
Benefit obligation at beginning of period	$54	$65
Service cost	—	1
Interest cost	1	3
Participant contributions	2	1
Actuarial gain	(4)	(8)
Benefit payments	(7)	(7)
Plan amendments	—	(1)
Benefit obligation at end of period	46	54
Fair value of plan assets at beginning of period	—	—
Employer contributions	5	6
Participant contributions	2	1
Benefit payments	(7)	(7)
Fair value of plan assets at end of period	—	—
Funded status at end of period — excess of obligation over assets	$(46)	$(54)
The accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2016 and 2015 for the tax-qualified defined benefit pension plans. The total accumulated benefit obligation for the tax-qualified plans at December 31, 2016 and 2015 was $611 million and $608 million, respectively.
Amounts recognized in GenOn’s balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(In millions)		(In millions)
Current liabilities	$—	$—	$5	$5
Non-current liabilities	120	119	41	49
Amounts recognized in GenOn’s accumulated other comprehensive income/loss that have not yet been recognized as components of net periodic benefit cost were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Net (loss)/gain	$(37)	$(20)	$7	$3
Prior service (cost)/credit	—	(1)	1	2
Amounts recognized in GenOn’s OCI for the pension and other postretirement benefit plans were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Net actuarial (loss)/gain	$(17)	$(20)	$4	$9
Amortization of net actuarial gain	—	1	—	—
Amortization of prior service cost	1	—	(1)	(4)
Total recognized in other comprehensive (loss)/income	$(16)	$(19)	$3	$5

The total net loss recognized in net periodic benefit cost and OCI for the pension plans for the years ended December 31, 2016, 2015, and 2014 were $16 million, $22 million, and $90 million, respectively. The total net gain recognized in net periodic benefit credit and OCI for the other postretirement benefit plans for the years ended December 31, 2016, 2015, and 2014 were $3 million, $6 million, and $2 million, respectively.
The estimated unrecognized loss for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income/loss to net period benefit cost during 2017 is less than $1 million. The estimated unrecognized prior service credit for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income/loss to net period benefit cost during 2017 is approximately $1 million.

Fair Value Hierarchy of Plan Assets
GenOn's market-related value of its plan assets is the fair value of the assets. The fair values of GenOn's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$152	$152
Common/collective trust investment — non-U.S. equity	—	80	80
Common/collective trust investment — global equity	—	56	56
Common/collective trust investment — fixed income	—	204	204
Partnerships/Joint Ventures	—	16	16
Short-term investment fund	1	—	1
Total	$1	$508	$509

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$142	$142
Common/collective trust investment — non-U.S. equity	—	82	82
Common/collective trust investment — global equity	—	49	49
Common/collective trust investment — fixed income	—	220	220
Partnerships/Joint Ventures	—	10	10
Short-term investment fund	3	—	3
Total	$3	$503	$506
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
The following table presents the significant assumptions used to calculate GenOn's benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Weighted–Average Assumptions
Discount rate	4.29%	4.54%	4.03%	4.16%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

GenOn’s assumed healthcare cost trend rates used for other postretirement benefit obligations are:

	Other Postretirement Benefit Plans
	As of December 31,
	2016	2015
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	7.00%	7.25%
Age 65 and after	8.75%	9.00%
Assumed ultimate medical inflation rate	5.00%	5.00%
Year in which ultimate rate is reached	2025	2025
An annual increase of 1% in the assumed healthcare cost trend rates would correspondingly increase the postretirement benefit obligation at December 31, 2016 by $3 million. An annual decrease of 1% in the assumed healthcare cost trend rates would correspondingly decrease the postretirement benefit obligation at December 31, 2016 by $3 million.
The following tables present the significant assumptions used to calculate GenOn's benefit expense/credit:

	Pension Benefits
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted–Average Assumptions
Discount rate	4.54%	4.18%	5.02%
Rate of compensation increase	3.00%	2.97%	2.91%
Expected return on plan assets	6.63%	6.41%	7.00%

	Other Postretirement Benefit Plans
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted–Average Assumptions
Discount rate	4.16%	3.86%	4.53%
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit net periodic benefit expense/credit are:

	Other Postretirement Benefit Plans
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	7.25%	8.60%	8.50%
Age 65 and after	9.00%	8.10%	8.69%
Assumed ultimate medical inflation rate	5.00%	5.00%	5.50%
Year in which ultimate rate is reached	2025	2023	2019
An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the total annual service and interest cost components of net period benefit credit during 2016 by less than $1 million.
In 2016, GenOn changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and postretirement benefit plans. Historically, GenOn estimated these components by using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation. GenOn elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs. This election is considered a change in estimate and, accordingly, GenOn accounted for prospectively starting in 2016. This change does not affect the measurement of GenOn's total benefit obligation.

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
The target allocations for GenOn’s pension plan assets were as follows for the year ended December 31, 2016:

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
Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks are composed of the following indices:

Asset Class	Index
U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Ex-U.S. IMI Index
Global equities	MSCI World Index
Emerging market equities	MSCI Emerging Markets Index
Fixed income securities	Barclays Capital Long Term Government/Credit Index & Barclays Strips 20+ Index

Expected Contributions and Benefit Payments
GenOn expects to contribute approximately $16 million to the tax-qualified pension plans during 2017.
GenOn's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments
	(In millions)
2017	$29	$4
2018	31	5
2019	32	4
2020	34	5
2021	35	4
2022 through 2026	194	14
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
GenOn also sponsors non-qualified deferred compensation plans for key and highly compensated employees. GenOn’s obligations and the related rabbi trust investments under these plans were $11 million and $15 million at December 31, 2016 and 2015, respectively. Upon completion of the NRG Merger, NRG assumed GenOn’s non-qualified plans and their respective obligations.

Note 12 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Income Taxes
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$—
State	11	(3)	6
Total — current	11	(3)	6
Deferred
U.S. Federal	—	—	—
State	—	—	—
Total — deferred	—	—	—
Total income tax expense/(benefit)	$11	$(3)	$6
Effective tax rate	12.0%	2.5%	3.0%
A reconciliation of GenOn's federal statutory income tax provision to the effective income tax expense/(benefit) adjusted for permanent and other items during 2016, 2015, and 2014, is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Income/(loss) before income taxes	$92	$(118)	$198
Provision for income taxes based on U.S. federal statutory income tax rate	32	(42)	70
State and local income tax provision, net of federal income taxes	11	(3)	14
Change in deferred tax asset valuation allowance	(92)	16	(100)
State rate change	60	26	21
Other, net	—	—	1
Income tax expense/(benefit)	$11	$(3)	$6

During the year ended December 31, 2016, GenOn incurred tax expense of $11 million due to state income taxes as a result of the gain on the sale of certain generating stations during the year. During the year ended December 31, 2015, GenOn had a tax benefit of $3 million related to the recognition of previously uncertain tax benefits.

The tax effects of temporary differences between the carrying amounts of assets and liabilities in GenOn's financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(In millions)
Deferred Tax Assets:
Employee benefits	$61	$76
Pension and other postretirement benefits	61	—
Federal loss carryforwards	442	394
State loss carryforwards	116	214
Property and intangible assets	1,080	931
Inventory	32	—
Investment in projects	1	—
Derivative contracts	—	470
Out-of-market contracts fair value adjustment	242	378
Debt premium, net	49	92
Other	9	20
Subtotal	2,093	2,575
Valuation allowance	(2,087)	(2,194)
Net deferred tax assets	6	381
Deferred Tax Liabilities:
Pension and other postretirement benefits	—	381
Derivative contracts	6	—
Net deferred tax liabilities	6	381
Net deferred taxes	$—	$—
The December 31, 2015 presentation of the GenOn deferred tax asset reflects a decrease of $270 million with a corresponding offset to valuation allowance of $270 million for a net impact of zero. These adjustments for GenOn had no impact to results from operations, net assets or cash flows.
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2016 and 2015, GenOn recorded a net deferred tax asset of $2.1 billion and $2.2 billion, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on $2.1 billion and $2.2 billion of tax assets as of December 31, 2016 and 2015, respectively, thus a valuation allowance has been recorded.
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
NOL carryforwards — At December 31, 2016, GenOn had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $442 million and state of $116 million. GenOn's pre-merger federal NOLs are limited to tax effected $22 million annually. GenOn estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before expiration commencing in 2032.
        Valuation allowance — As of December 31, 2016, GenOn's tax effected valuation allowance was $2.1 billion, relating primarily to federal and state loss carryforwards, out-of-market contracts and differences between book and tax basis of property, plant and equipment.
Uncertain tax benefits
GenOn does not have any uncertain tax benefits.
GenOn recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2016 and 2015, GenOn did not accrue interest. As of December 31, 2016 GenOn had no cumulative interest and penalties.

Tax jurisdictions — GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2015. With few exceptions, state and local income tax examinations are no longer open for years before 2010.
The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2016	2015
	(In millions)
Balance as of January 1	$—	$2
Decrease due to prior year positions	—	(2)
Uncertain tax benefits as of December 31	$—	$—
GenOn Americas Generation
GenOn America's Generation is a wholly owned limited liability company, a disregarded entity, for federal and state income tax purposes. Therefore federal and state taxes are assessed at the parent level. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.
A reconciliation of GenOn Americas Generation's expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2016, 2015, and 2014, is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Income before income taxes	$121	$116	$305
Provision for income taxes based on U.S. federal statutory income tax rate	42	41	107
State and local income tax provision, net of federal income taxes	(5)	10	18
LLC income not subject to taxation	(77)	(51)	(115)
State rate change	40	—	(2)
Other	—	—	(8)
Income tax provision	$—	$—	$—
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
GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis for the years ended December 31, 2016, 2015, and 2014.

The following table presents the pro forma reconciliation of GenOn Americas Generation's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Income before income taxes	$121	$116	$305
Provision for income taxes based on U.S. federal statutory income tax rate	42	41	107
State and local income tax provision, net of federal income taxes	(5)	10	18
Change in deferred tax asset valuation allowance	(77)	(51)	(115)
State rate change	40	—	(2)
Other	—	—	(8)
Income tax provision	$—	$—	$—
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2016	2015
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$1	$1
Reserves	27	19
Property and intangible assets	566	637
Out-of-market contracts fair value adjustment	188	213
Derivative contract assets and liabilities	4	—
Debt premium	20	24
Other, net	16	8
Subtotal	822	902
Valuation allowance	(822)	(835)
Net deferred tax assets	—	67
Deferred Tax Liabilities:
Derivative contract assets and liabilities	—	67
Net deferred tax liabilities	—	67
Net deferred taxes	$—	$—
The December 31, 2015 pro forma presentation of the GenOn Americas Generation deferred tax asset reflects a decrease of $1.1 billion with a corresponding offset to valuation allowance of $1.1 billion for a net impact of zero. These adjustments for GenOn Americas Generation had no impact to results from operations, net assets or cash flows as the adjustments were made to provide pro forma information.
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2016 and 2015, GenOn Americas Generation recorded a net deferred tax asset of $822 million and $902 million, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Americas believes that it is more likely than not that a benefit will not be realized on $822 million and $902 million of tax assets as of December 31, 2016 and 2015, respectively, thus a valuation allowance has been recorded.
In connection with the accounting for the GenOn acquisition, GenOn Americas Generation recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed.
NOL carryforwards — At December 31, 2016, GenOn Americas Generation had no cumulative carryforwards available.

        Valuation allowance — As of December 31, 2016, GenOn Americas Generation's tax effected valuation allowance was $822 million, relating primarily to differences between book and tax basis of property, plant and equipment and out-of-market contracts.
Uncertain tax benefits
As of December 31, 2016, GenOn Americas Generation did not have any uncertain tax benefits.
GenOn Mid-Atlantic
The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Current provision:
Federal	$51	$36	$82
State	9	6	11
Deferred provision/(benefit):
Federal	(42)	—	(5)
State	42	—	(1)
Valuation allowance	648	—	—
Total provision for income taxes	$708	$42	$87
The following table presents the pro forma reconciliation of GenOn Mid-Atlantic's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Income before income taxes	$52	$104	$236
Provision for income taxes based on U.S. federal statutory income tax rate	18	36	82
State and local income taxes	2	6	11
State rate change	31	—	(1)
Valuation allowance	648	—	—
Other, net	9	—	(5)
Income tax provision	$708	$42	$87

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2016	2015
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$1	$1
Reserves	24	17
Property and intangible assets	424	467
Derivative contracts	2	—
Out-of-market contracts fair value adjustment	189	213
Inventory reserves	8	13
Total deferred tax assets	648	711
Valuation allowance	(648)	—
Net deferred tax assets	—	711
Deferred Tax Liabilities:
Derivative contracts	—	63
Net deferred tax liabilities	—	63
Net deferred taxes	$—	$648
GenOn Mid-Atlantic's December 31, 2015 pro forma presentation of deferred tax assets reflects an increase of $325 million and a decrease in the deferred tax liability of $267 million resulting in an increase in the net deferred taxes of $592 million. These adjustments for GenOn Mid-Atlantic had no impact to results from operations, net assets or cash flows as the adjustments were made to provide pro forma information.
Deferred tax assets and valuation allowance
Net deferred tax balance — As of December 31, 2016, GenOn Mid-Atlantic recorded a net deferred tax asset of $648 million. Based upon the assessment of cumulative and forecasted pretax book earnings and the future reversal of existing taxable temporary differences, it was determined that a valuation allowance was required to be recorded.

Valuation allowance — As of December 31, 2016, GenOn Mid-Atlantic's tax effected valuation allowance was $648 million, primarily relating to differences between book and tax basis of property, plant and equipment.

Uncertain tax benefits
As of December 31, 2016, GenOn Mid-Atlantic does not have any uncertain tax benefits.

Note 13 - Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG (GenOn)
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For the years ended December 31, 2016 and 2015, GenOn recorded costs related to these services of $185 million and $184 million, respectively, as general and administrative - affiliate.

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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Allocated costs:
Cost of operations — affiliate	$3	$3	$7
Selling, general and administrative — affiliate	90	81	79
Total	$93	$84	$86
GenOn Mid-Atlantic

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Allocated costs:
Cost of operations — affiliate	$4	$1	$4
Selling, general and administrative — affiliate	71	58	64
Total	$75	$59	$68
Credit Agreement with NRG (GenOn)
GenOn and NRG Americas are party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit.  At December 31, 2016, $272 million of letters of credit were outstanding under the NRG credit agreement for GenOn. Of this amount, $199 million were issued on behalf of GenOn Americas Generation, which includes $128 million issued on behalf of GenOn Mid-Atlantic. At December 31, 2016, no loans were outstanding under this credit agreement.  Certain of GenOn's subsidiaries, as guarantors, are subject to a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. The credit agreement is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt and matures in December of 2018. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary its covenants and events of default. As of December 31, 2016 GenOn was in compliance with covenants under the credit agreement with NRG.
As further described in Note 9, Debt and Capital Leases, GenOn Mid-Atlantic entered into a prepaid letter of credit agreement with Natixis under which Natixis will procure payment and credit support for the payment of certain lease payments owed under the GenOn Mid-Atlantic operating lease.

Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The notes are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings. At December 31, 2016 and 2015, GenOn Americas Generation had a net current notes receivable — affiliate from GenOn Energy Holdings of $315 million and $331 million, respectively, related to its intercompany cash management program. For the years ended December 31, 2016, 2015, and 2014, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at December 31, 2016 and 2015, GenOn Americas Generation had an accounts payable — affiliate of $43 million and $41 million, respectively, with GenOn Energy Holdings.
See Note 3, Dispositions for further discussion on the settlement of notes receivable — affiliate related to Potrero during the year ended December 31, 2016.
GenOn Mid-Atlantic Distributions (GenOn Americas Generation and GenOn Mid-Atlantic)
For the year ended December 31, 2014, GenOn Mid-Atlantic made a distribution of $320 million to its parent, NRG North America LLC, who in turn made a distribution of $320 million to its parent, GenOn Americas Generation. GenOn Americas Generation subsequently made a distribution in the same amount, through its parent company, NRG Americas, Inc. to GenOn Energy Holdings, Inc., a consolidated subsidiary of GenOn.
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
Emission allowances purchased from GenOn Energy Management that were utilized during the years ended December 31, 2016, 2015, and 2014 were $39 million, $27 million, and $19 million, respectively, and are recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Operator of Leased Facilities (GenOn)
See Note 14, Commitments and Contingencies, for a discussion of the GenOn leased facilities (Conemaugh and Keystone) that GenOn also operates.
Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC enters into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of December 31, 2016, GenOn has no net exposure under these arrangements.

Note 14— Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Commitments
GenOn Mid-Atlantic Operating Leases
GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. GenOn Mid-Atlantic accounts for these leases as operating leases and recognizes rent expense on a straight-line basis over the lease term. Rent expense totaled $43 million for each of the years ended December 31, 2016, 2015, and 2014 respectively, net of annual amortization of the out-of-market liability of $28 million. Rent expense is included in cost of operations. As of December 31, 2016 and 2015, GenOn Mid-Atlantic has paid $275 million and $196 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepaid rent and other current assets and other non-current assets on the consolidated balance sheets. Of these amounts, $71 million is included, for both 2016 and 2015, in prepaid rent and other current assets.
For restrictions under these leases, see Note 9, Debt and Capital Leases.
As a result of pushdown accounting, GenOn Mid-Atlantic recorded the acquisition date fair value of the leasehold interests, net of the present value of the lease obligation, equal to an out-of-market liability of $604 million, classified in out-of-market contracts. This liability is amortized to rent expense on a straight-line basis over the term of the lease.
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2016 are as follows:

(In millions)
2017	$144
2018	105
2019	139
2020	105
2021	42
Thereafter	400
Total	$935
REMA Operating Leases (GenOn)
GenOn, through its subsidiary, REMA, leases a 100% interest in the Shawville generation facility through 2026, and expects to make payments under the Shawville lease through that date, and leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal generation facilities, respectively, through 2034, and expects to make payments under the Conemaugh and Keystone leases through 2029 in accordance with the terms of the leases. At the expiration of these leases, there are several renewal options related to fair value. GenOn accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. Rent expense totaled $29 million for each of the years ended December 31, 2016, 2015, and 2014, respectively, net of annual amortization of out-of-market liability of $11 million. Rent expense is included in cost of operations. GenOn has paid $82 million and $61 million of lease payments in excess of rent expense recognized, which is included in prepaid rent and other current assets and other non-current assets on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. Of these amounts, $41 million is included, for both 2016 and 2015, in prepaid rent and other current assets.
GenOn operates the Conemaugh and Keystone generating facilities under 5‑year agreements that initially expired in December 2015 and were renewed through December 2020. Under certain provisions and notifications, the agreements could be terminated annually with 1 year’s notice. GenOn is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, GenOn received fees of $11 million for each of the years ended December 31, 2016, 2015, and 2014.
For restrictions under these leases, see Note 9, Debt and Capital Leases.
As a result of pushdown accounting, GenOn recorded the acquisition date fair value of the leasehold interests, net of the present value of the lease obligation, equal to an out-of-market liability of $186 million, classified in out-of-market contracts. This liability is amortized to rent expense on a straight-line basis over the term of the lease.

Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2016 are as follows:

(In millions)
2017	$63
2018	55
2019	65
2020	56
2021	47
Thereafter	231
Total	$517

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
The Registrants’ rent expense associated with other operating leases was as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
GenOn	$14	$15	$12
GenOn Americas Generation	1	1	—
GenOn Mid-Atlantic	—	1	—
Future minimum lease commitments under the Registrants’ other operating leases for the years ending after December 31, 2016 are as follows:

	GenOn(a)	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2017	$17	$5	$3
2018	13	4	3
2019	5	4	3
2020	3	2	1
2021	2	1	1
Thereafter	3	1	1
Total	$43	$17	$12

(a)	Amounts in the table exclude future sublease income of $8 million associated with GenOn’s long-term leases for office locations which end in 2018.
Fuel and Commodity Transportation Commitments
The Registrants have commitments under coal agreements and commodity transportation contracts, primarily related to natural gas and coal, of various quantities and durations. At December 31, 2016, the maximum remaining term under any individual fuel supply contract is three years and any transportation contract is eight years.

As of December 31, 2016, the Registrants’ commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2017	$162	$70	$69
2018	70	15	14
2019	15	15	14
2020	1	1	—
2021	1	1	—
Thereafter	2	2	—
Total	$251	$104	$97
LTSA Commitments (GenOn)
LTSA commitments primarily relate to long-term service agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2037 to 2039 based on turbine usage.
As of December 31, 2016, GenOn's commitments under such outstanding agreements are estimated as follows:

GenOn
(In millions)
2017	$21
2018	25
2019	29
2020	23
2021	23
Thereafter	281
Total	$402
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
As of December 31, 2016, the Registrants’ other commitments are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2017	$4	$4	$4
2018	4	4	4
2019	4	4	4
2020	4	4	4
2021	5	5	5
Thereafter	5	5	5
Total	$26	$26	$26

Contingencies
The Registrants’ material legal proceedings are described below. The Registrants believe that they have valid defenses to these legal proceedings and intend to defend them vigorously. The Registrants record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Registrants believe they have established an adequate reserve for the matters discussed below. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Registrants are unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Registrants’ liabilities and contingencies could be at amounts that are different from their currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, the Registrants are parties to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Registrants’ respective consolidated financial position, results of operations, or cash flows.
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. The appeal has been fully briefed by the parties and was argued before the Fifth Circuit on February 8, 2017.
Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision and the Supreme Court granted the petition. On April 21, 2015, the Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution. The Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs' motions for class certification on June 24, 2016. On January 26, 2017, the court heard oral argument on several motions, including plaintiffs' motions on class certification. In May 2016, the U.S. District Court for the District of Nevada granted defendants' motion for summary judgment in one of the Kansas cases, subsequently in December 2016, plaintiffs filed a notice of appeal with the Ninth Circuit. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
In August 2016, the court approved a consent decree to settle the matter. The consent decree requires: (1) improving the wastewater treatment systems at the Chalk Point and Dickerson facilities which was completed in October 2016; (2) completing supplemental environmental projects worth $1 million; and (3) paying a civil penalty of $1 million. The Registrants have improved the wastewater treatment systems at the Chalk Point and Dickerson facilities and paid the civil penalty of $1 million.
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
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, or collectively, the GenOn Notes, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to a services agreement between NRG and GenOn. Plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017. This agreement may be extended by mutual agreement of the parties.

Note 15 — Regulatory Matters (GenOn, GenOn Americas Generation, GenOn Mid-Atlantic)
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

National
Zero-Emission Credits for Nuclear Plants — Pursuant to legislation in Illinois, the Illinois Power Agency, or IPA, is to procure contracts for ZECs.  The IPA is to procure ZECs through a process that would take into account environmental benefits, including the preservation of zero emission facilities. In New York, on August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. Other states located in organized markets may also be considering the implementation of ZECs. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interferer with the wholesale power market.

Current Administration and Changeover at FERC — FERC is currently without a quorum and cannot issue orders in contested proceedings until a new Commissioner is appointed. FERC’s day-to-day work can continue through authority that has been delegated to FERC Staff. With a new administration and three vacant positions at FERC, the Registrants' business may be affected because its generation fleet is subject to changes in FERC regulatory changes.

East
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties. NRG disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County filed an appeal, and on February 2, 2017, the Montgomery County Circuit Court affirmed the decision of the tax court. On February 17, 2017, the County filed a notice of appeal.
Note 16 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. The electric generation industry is facing new requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' respective consolidated financial position, results of operations, or cash flows. Federal and state environmental laws generally have become more stringent over time, although this trend could change in the near term with respect to federal laws under the new U.S. presidential administration.
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio and Pennsylvania. On October 26, 2016, the EPA finalized the CSAPR Update Rule, which reduces future NOx allocations and discounts the current banked allowances to account for the more stringent 2008 Ozone NAAQS and to address the D.C. Circuit's July 2015 decision. This rule has been challenged in the D.C. Circuit. The Registrants believe their investment in pollution controls and cleaner technologies leave the fleet well positioned for compliance.
In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the MATS rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe that because they have already invested in pollution controls and cleaner technologies, their fleet is well positioned to comply with the MATS rule.

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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2016.
East
New Source Review — The EPA and various states have been investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review,” or NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating stations violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station, which suit was resolved pursuant to a July 2013 Consent Decree.
For further discussion of these matters, refer to Note 14, Commitments and Contingencies – Contingencies.
Note 17 — Guarantees (GenOn and GenOn Americas Generation)
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
The following table summarizes the maximum potential exposures that can be estimated for guarantees, indemnities, and other contingent liabilities by maturity:
GenOn

	By Remaining Maturity at December 31,					December 31,
	2016					2015
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$378	$2	$—	$—	$380	$350
Other guarantees	—	365	—	118	483	46
Total guarantees	$378	$367	$—	$118	$863	$396
GenOn Americas Generation

	By Remaining Maturity at December 31,					December 31,
	2016					2015
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$201	$—	$—	$—	$201	$229
Total guarantees	$201	$—	$—	$—	$201	$229

Letters of credit and surety bonds — As of December 31, 2016, GenOn and GenOn Americas Generation and their respective subsidiaries were contingently obligated for a total of $108 million and $2 million under surety bonds, respectively. In addition, GenOn had $272 million of letters of credit that were issued under the NRG credit agreement. See Note 13, Related Party Transactions. Of those letters of credit, $199 million were issued on behalf of GenOn Americas Generation's subsidiaries and $128 million were issued on behalf of GenOn Mid-Atlantic. Most of these letters of credit and surety bonds are issued in support of their obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Registrants to renew them on similar terms.
Other guarantees — GenOn has issued guarantees of obligations that its subsidiaries may incur as a provision for environmental site remediation, payment of debt obligations, rail car leases, performance under purchase, EPC and operating and maintenance agreements. GenOn does not believe that they will be required to make any material payments under these guarantees.
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

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating Loss	$(15)	$—	$—
Other Income/(Expense)
Equity in income/(losses) of consolidated subsidiaries	160	(98)	242
Other income, net	68	85	84
Gain on debt extinguishment	—	23	—
Interest expense	(121)	(128)	(129)
Total other income/(expense)	107	(118)	197
Income/(Loss) Before Income Taxes	92	(118)	197
Income tax expense/(benefit)	11	(3)	—
Net Income/(Loss)	$81	$(115)	$197
See notes to condensed financial statements.

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$461	$226
Due from affiliates	—	300
Taxes receivable and other current assets	7	254
Total current assets	468	780
Other Assets
Investment in subsidiaries	1,602	456
Notes receivable — affiliate	500	1,025
Other non-current assets	36	—
Total other assets	2,138	1,481
Total Assets	$2,606	$2,261
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt	$699	$—
Due to affiliates	309	—
Accrued expenses and other current liabilities	45	31
Total current liabilities	1,053	32
Other Liabilities
Long-term debt	1,212	1,956
Other non-current liabilities	1	1
Total non-current liabilities	1,213	1,957
Total Liabilities	2,266	1,989
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2016 and 2015	—	—
Additional paid-in capital	325	325
Retained Earnings / (accumulated deficit)	44	(37)
Accumulated other comprehensive loss	(29)	(16)
Total Stockholder's Equity	340	272
Total Liabilities and Stockholder's Equity	$2,606	$2,261
See notes to condensed financial statements.

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net cash provided/(used) by operating activities	$235	$(159)	$(165)
Cash Flows from Investing Activities
Proceeds from sale of equity method investments	—	—	35
Net cash provided by investing activities	—	—	35
Cash Flows from Financing Activities
Payments of short and long-term debt	—	(105)	(1)
Net cash used by financing activities	—	(105)	(1)
Net Increase/(Decrease) in Cash and Cash Equivalents	235	(264)	(131)
Cash and Cash Equivalents at Beginning of Period	226	490	621
Cash and Cash Equivalents at End of Period	$461	$226	$490
Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$163	$176	$240
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
Liquidity and Ability to Continue as a Going Concern
The accompanying condensed financial statements have been prepared assuming GenOn will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should GenOn be unable to continue as a going concern. Such adjustments could have a material adverse impact on GenOn's results of operations, cash flows and financial position.
As disclosed in Note 1, Nature of Business and Note 9, Debt and Capital Leases to the Registrants' consolidated financial statements, as of December 31, 2016, $691 million of GenOn's Senior Notes outstanding, excluding $8 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is substantial doubt about GenOn's ability to continue as a going concern.
As of December 31, 2016, GenOn has consolidated cash and cash equivalents of $1.0 billion, of which $471 million and $100 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Note 13, Related Party Transactions to the Registrants' consolidated financial statements. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.

GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process.
As of December 31, 2016, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts payable due to GenOn Energy Holdings of $43 million under the intercompany cash management program as further described in Note 13, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
Due to Affiliates
Due to affiliates on GenOn Energy Inc.'s condensed balance sheet as of December 31, 2016 includes notes payable - affiliate of $10 million and accounts payable - affiliate of $299 million. Due from affiliates as of December 31, 2015 includes notes receivable - affiliate of $654 million and accounts payable - affiliate of $354 million as of December 31, 2015.
Cash Dividends Received
For the year ended December 31, 2016, 2015, and 2014, GenOn Energy, Inc. did not receive any cash dividends from its subsidiaries.

2.	Long-Term Debt
For a discussion of GenOn Energy, Inc.’s long-term debt, see Note 9, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Energy, Inc. as of December 31, 2016 are:

(In millions)
2017	$691
2018	649
2019	—
2020	490
2021	—
Thereafter	—
Total	$1,830

3.	Commitments, Contingencies and Guarantees
See Note 12, Income Taxes and Note 14, Commitments and Contingencies to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Energy, Inc.’s contingencies.
As of December 31, 2016, GenOn Energy, Inc. had $408 million of guarantees, which are included in Note 17, Guarantees, to the Registrants’ consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON ENERGY, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2016, 2015, and 2014

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2016	$(1)	$—	$—	$2	$1
Year Ended December 31, 2015	—	—	—	(1)	(1)
Year Ended December 31, 2014	1	—	—	(1)	—

Income tax valuation allowance, deducted from deferred tax assets(b)
Year Ended December 31, 2016	$2,194	$(92)	$(15)	$—	$2,087
Year Ended December 31, 2015	2,779	16	—	(601)	2,194
Year Ended December 31, 2014	2,672	—	107	—	2,779

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)
The December 31, 2015 income tax valuation allowance reflects a decrease of $270 million as further described in Item 15 — Note 12, Income Taxes. The adjustment had no impact to results from operations, net assets or cash flows.

Schedule I
GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
		(In millions)
Operating Income	$—	$—	$—
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	172	138	371
Gain on debt extinguishment	—	42	—
Interest expense	(51)	(64)	(66)
Total other income	121	116	305
Income Before Income Taxes	121	116	305
Income tax	—	—	—
Net Income	$121	$116	$305
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions)
ASSETS
Other Assets
Investment in subsidiaries	$1,846	$1,907
Total other assets	1,846	1,907
Total Assets	$1,846	$1,907

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable — affiliate	$24	$199
Note payable — affiliate	11	11
Accrued expenses and other current liabilities	13	13
Total current liabilities	48	223
Other Liabilities
Long-term debt	745	752
Total non-current liabilities	745	752
Total Liabilities	793	975
Commitments and Contingencies
Member's Equity
Member's interest	1,053	932
Total member's equity	1,053	932
Total Liabilities and Member's Equity	$1,846	$1,907
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net cash provided by operating activities	$3	$128	$197
Cash Flows from Investing Activities
Capitalized interest	(3)	(2)	(1)
Proceeds from sale of assets	—	—	50
Net cash used by investing activities	(3)	(2)	49
Cash Flows from Financing Activities
Capital contributions	—	—	74
Distributions to member	—	—	(320)
Payments of short and long-term debt	—	(126)	—
Net cash used by financing activities	—	(126)	(246)
Net Increase/(Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—
Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$58	$76	$74
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
Liquidity and Ability to Continue as a Going Concern
The accompanying condensed financial statements have been prepared assuming GenOn will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should GenOn be unable to continue as a going concern. Such adjustments could have a material adverse impact on GenOn's results of operations, cash flows and financial position.
As disclosed in Note 1, Nature of Business and Note 9, Debt and Capital Leases to the Registrants' consolidated financial statements, as of December 31, 2016, $691 million of GenOn's Senior Notes outstanding, excluding $8 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is substantial doubt about GenOn's ability to continue as a going concern.
As of December 31, 2016, GenOn has consolidated cash and cash equivalents of $1.0 billion, of which $471 million and $100 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.

NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Note 13, Related Party Transactions to the Registrants' consolidated financial statements. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process.
As of December 31, 2016, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts payable due to GenOn Energy Holdings of $43 million under the intercompany cash management program as further described in Note 13, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
Cash Dividends and Distributions
For the years ended December 31, 2016, 2015, and 2014, GenOn Americas Generation, LLC, received cash dividends from its subsidiaries of $0, $0 and $320 million, respectively. GenOn Americas Generation, subsequently made distributions in the same amount, through its parent company NRG Americas, Inc. to GenOn Energy Holdings, Inc., a consolidated subsidiary of GenOn.

2.	Long-Term Debt
For a discussion of GenOn Americas Generation, LLC’s long-term debt, see Note 9, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Debt maturities of GenOn Americas Generation, LLC as of December 31, 2016 are:

(In millions)
2021	$366
Thereafter	329
Total	$695

3.	Commitments, Contingencies and Guarantees
See Note 14, Commitments and Contingencies, to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies. At December 31, 2016, GenOn Americas Generation, LLC did not have any guarantees.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

For the Years Ended December 31, 2016, 2015, and 2014

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2016	$—	$—	$—	$1	$1
Year Ended December 31, 2015	—	—	—	—	—
Year Ended December 31, 2014	1	—	—	(1)	—

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
For the Years Ended December 31, 2016, 2015, and 2014

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2016	$4	$—	$—	$(4)	$—
Year Ended December 31, 2015	2	—	—	2	4
Year Ended December 31, 2014	3	—	—	(1)	2

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

GenOn Energy, Inc. Exhibit Index

Exhibit No.	Exhibit Name
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
4.15(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.15(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A (Incorporated herein by reference to Exhibit 4.4(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.16(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.16(b)
Schedule identifying substantially identical agreements to Participation Agreement (Incorporated herein by reference to Exhibit 4.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.17(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6 (a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.17(b)
Schedule identifying substantially identical agreement to Participation Agreement (Incorporated herein by reference to Exhibit 4.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-6166 filed May 25, 2001)

4.18(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.18(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.19(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.19(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.20(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.20(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.9(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.21(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.21(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.10(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.22(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.22(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.11(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.23(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.23(b)
Schedule identifying substantially identical notes to Series A Lessor Notes (Incorporated herein by reference to Exhibit 4.12(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.24(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.24(b)
Schedule identifying substantially identical notes to Series B Lessor Note (Incorporated herein by reference to Exhibit 4.13(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.25(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.25(b)
Schedule identifying substantially identical notes to Series B Lessor Notes (Incorporated herein by reference to Exhibit 4.14(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.26(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.26(b)
Schedule identifying substantially identical notes to Series C Lessor Notes (Incorporated herein by reference to Exhibit 4.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.27(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A Registration No. 333-61668 filed July 3, 2001)

4.27(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement constituting Exhibit 4.36(a) (Incorporated herein by reference to Exhibit 4.17(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A, Registration No. 333-61668 filed July 3, 2001)

4.28
Senior Notes Indenture, relating to the 9.50% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010 (Incorporated by reference to Exhibit 4.4 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

4.29
Supplemental Indenture, relating to the 9.50% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by and among GenOn Escrow Corp., GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2010)

4.30
Amendment No. 2, dated as of December 14, 2012, to the Rights Agreement dated as of January 15, 2001 between RRI Energy, Inc., JP Morgan Chase and Computershare Trust Company, N.A., as successor to JP Morgan Chase Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

10.1.1(a)
Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.1(b)
Schedules to Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.2(a)
Tax Allocation Agreement by and among Reliant Resources, Inc., and its affiliated companies and Reliant Energy, Incorporated and its affiliate companies dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.8 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.2(b)
Exhibit to Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.2B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.3
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.5(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.5(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.6(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.6(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.7B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.7(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.7(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.8B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.8
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.9
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.10
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.11
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.12
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.13
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.14
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.15
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.16
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.17
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.18
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.19
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among, RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.20
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.21
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.22
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.23
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.24
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.25
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.26
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.27
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.28
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.29
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.30
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.31
Sixth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2004A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.32(a)
Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the Other Lenders Party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

10.1.32(b)†
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
99.1
Services Agreement between NRG Energy, Inc. and GenOn Energy, Inc., dated December 20, 2012 (Incorporated herein by reference to Exhibit 99.1 to the NRG Energy, Inc. Current Report on Form 8-K filed December 13, 2016)

101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisk indicates exhibits filed herewith.
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

31.1A2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A2*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A2*	Section 1350 Certification
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisk indicates exhibits filed herewith.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

GenOn Mid-Atlantic Exhibit Index

Exhibit No.	Exhibit Name
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

31.1A3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A3*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A3*	Section 1350 Certification
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisk indicates exhibits filed herewith.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act.

Item 16 — Form 10-K Summary (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC. (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 28, 2017

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints David R. Hill and Brian E. Curci, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2017.

Signature	Title	Date
/s/ MAURICIO GUTIERREZ	President and Chief Executive Officer	February 28, 2017
Mauricio Gutierrez	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer	February 28, 2017
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Vice President and Chief Accounting Officer	February 28, 2017
David Callen	(Principal Accounting Officer)
/s/ JAKE BRACE	Director	February 28, 2017
Jake Brace
/s/ JOHN CHILLEMI	Director	February 28, 2017
John Chillemi
/s/ JONATHAN F. FOSTER	Director	February 28, 2017
Jonathan F. Foster
/s/ JUDITH LAGANO	Director	February 28, 2017
Judith Lagano
/s/ GLEN E. MACKEY	Director	February 28, 2017
Glen E. Mackey

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 28, 2017

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David R. Hill and Brian E. Curci, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2017.

Signature	Title	Date
/s/ MAURICIO GUTIERREZ	President and Chief Executive Officer	February 28, 2017
Mauricio Gutierrez	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer	February 28, 2017
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Vice President and Chief Accounting Officer	February 28, 2017
David Callen	(Principal Accounting Officer)
/s/ JOHN CHILLEMI	Manager	February 28, 2017
John Chillemi
/s/ JUDITH LAGANO	Manager	February 28, 2017
Judith Lagano
/s/ GLEN E. MACKEY	Manager	February 28, 2017
Glen E. Mackey

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: February 28, 2017

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints David R. Hill and Brian E. Curci, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2017.

Signature	Title	Date
/s/ MAURICIO GUTIERREZ	President and Chief Executive Officer	February 28, 2017
Mauricio Gutierrez	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer	February 28, 2017
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Vice President and Chief Accounting Officer	February 28, 2017
David Callen	(Principal Accounting Officer)
/s/ JOHN CHILLEMI	Manager	February 28, 2017
John Chillemi
/s/ JUDITH LAGANO	Manager	February 28, 2017
Judith Lagano
/s/ GLEN E. MACKEY	Manager	February 28, 2017
Glen E. Mackey

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.