Form 10-Q
period 2017-03-31
GenOn Energy, Inc.; GENON AMERICAS GENERATION LLC; GENON MID-ATLANTIC, LLC
filed 2017-05-02
CIK 1126294, 1140761, 1138258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
GenOn Energy, Inc.	☐	☐	☒	☐	☐
GenOn Americas Generation, LLC	☐	☐	☒	☐	☐
GenOn Mid-Atlantic, LLC	☐	☐	☒	☐	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

GenOn Energy, Inc.	☐	Yes	☒	No
GenOn Americas Generation, LLC	☐	Yes	☒	No
GenOn Mid-Atlantic, LLC	☐	Yes	☒	No
Each Registrant’s outstanding equity interests are held by its respective parent and there are no equity interests held by nonaffiliates.

Registrant	Parent
GenOn Energy, Inc.	NRG Energy, Inc.
GenOn Americas Generation, LLC	NRG Americas, Inc.
GenOn Mid-Atlantic, LLC	NRG North America LLC
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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2016, under Item 1A - Risk Factors, in Part II, Item 1A herein, and the following:

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2016 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2016
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating stations under operating leases
GenOn Senior Notes
GenOn's $1.8 billion outstanding unsecured senior notes consisting of $691 million of 7.875% senior notes due 2017, $649 million of 9.5% senior notes due 2018, and $490 million of 9.875% senior notes due 2020

GHG	Greenhouse Gases
HAPs	Hazardous Air Pollutants
ICE	Intercontinental Exchange
ISO	Independent System Operator, also referred to as RTO

ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income/(Loss)
PER	Peak Energy Rent
PJM	PJM Interconnection, LLC
Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006
PUCO	Public Utility Commission of Ohio
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
Seward	The Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby County Generating Station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
U.S.	United States of America

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$329	$574
Operating revenues — affiliate	52	5
Total operating revenues	381	579
Operating Costs and Expenses
Cost of operations	200	327
Cost of operations — affiliate	71	45
Depreciation and amortization	43	47
General and administrative	13	2
General and administrative — affiliate	46	46
Total operating costs and expenses	373	467
Gain on sale of assets	—	32
Operating Income	8	144
Other Income/(Expense)
Other income, net	3	1
Interest expense	(44)	(42)
Interest expense — affiliate	(3)	(3)
Total other expense	(44)	(44)
(Loss)/Income Before Income Taxes	(36)	100
Income tax expense/(benefit)	1	(1)
Net (Loss)/Income	$(37)	$101

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Net (Loss)/Income	$(37)	$101
Other Comprehensive Income, net of tax of $0:
Defined benefit plans	1	—
Other comprehensive income	1	—
Comprehensive (Loss)/Income	$(36)	$101

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$885	$1,034
Accounts receivable — trade	80	109
Inventory	413	389
Derivative instruments	37	54
Derivative instruments — affiliate	22	54
Cash collateral paid in support of energy risk management activities	45	53
Cash collateral paid in support of energy risk management activities - affiliate	34	79
Prepaid rent and other current assets	128	128
Total current assets	1,644	1,900
Property, plant and equipment, net	2,524	2,543
Other Assets
Intangible assets, net	39	62
Derivative instruments	29	16
Derivative instruments — affiliate	2	—
Long-term deposits	255	—
Other non-current assets	323	339
Total other assets	648	417
Total Assets	$4,816	$4,860
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$700	$704
Accounts payable	85	113
Accounts payable — affiliate	43	78
Derivative instruments	39	46
Derivative instruments — affiliate	18	59
Accrued expenses and other current liabilities	203	191
Total current liabilities	1,088	1,191
Other Liabilities
Long-term debt and capital leases	2,039	2,050
Long-term debt — affiliate	125	—
Derivative instruments	10	10
Derivative instruments — affiliate	8	7
Out-of-market contracts	792	811
Other non-current liabilities	450	451
Total non-current liabilities	3,424	3,329
Total Liabilities	4,512	4,520
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	325	325
Retained earnings	7	44
Accumulated other comprehensive loss	(28)	(29)
Total Stockholder's Equity	304	340
Total Liabilities and Stockholder's Equity	$4,816	$4,860
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(37)	$101
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	43	47
Amortization of debt premiums	(14)	(13)
Amortization of out-of-market contracts and emission allowances	(20)	(18)
Gain on sale of asset	—	(32)
Changes in derivative instruments	(13)	18
Changes in collateral deposits supporting energy risk management activities	53	(27)
Proceeds from sale of emission allowances	—	36
Changes in other working capital	3	95
Net Cash Provided by Operating Activities	15	207
Cash Flows from Investing Activities
Capital expenditures	(32)	(73)
Proceeds from sale of assets, net	—	120
Net Cash (Used)/Provided by Investing Activities	(32)	47
Cash Flows from Financing Activities
Increase in long-term deposits	(125)	—
Payment for credit support in long-term deposits	(130)	—
Payments for deferred financing costs	(1)	—
Proceeds from draw on secured intercompany revolving credit facility for long-term deposits	125	—
Payments for current and long-term debt	(1)	(1)
Net Cash Used by Financing Activities	(132)	(1)
Net (Decrease)/Increase in Cash and Cash Equivalents	(149)	253
Cash and Cash Equivalents at Beginning of Period	1,034	665
Cash and Cash Equivalents at End of Period	$885	$918

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$294	$504
Operating revenues — affiliate	35	(16)
Total operating revenues	329	488
Operating Costs and Expenses
Cost of operations	116	183
Cost of operations — affiliate	172	195
Depreciation and amortization	18	19
General and administrative — affiliate	25	21
Total operating costs and expenses	331	418
Gain on sale of assets	—	3
Operating (Loss)/Income	(2)	73
Other Income/(Expense)
Other income, net	1	—
Interest expense	(13)	(13)
Interest expense — affiliate	(1)	(2)
Total other expense	(13)	(15)
(Loss)/Income Before Income Taxes	(15)	58
Income tax	—	—
Net (Loss)/Income	$(15)	$58

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$305	$471
Accounts receivable — trade	64	85
Note receivable — affiliate	315	315
Inventory	264	245
Derivative instruments	37	54
Derivative instruments — affiliate	60	126
Cash collateral paid in support of energy risk management activities	43	51
Cash collateral paid in support of energy risk management activities - affiliates	34	79
Prepaid rent and other current assets	78	77
Total current assets	1,200	1,503
Property, plant and equipment, net	1,082	1,088
Other Assets
Intangible assets, net	39	62
Derivative instruments	29	16
Derivative instruments — affiliate	22	18
Long-term deposits	255	—
Other non-current assets	200	215
Total other assets	545	311
Total Assets	$2,827	$2,902
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$46	$61
Accounts payable — affiliate	23	116
Derivative instruments	39	46
Derivative instruments — affiliate	69	139
Accrued expenses and other current liabilities	86	94
Total current liabilities	263	456
Other Liabilities
Long-term debt	743	745
Derivative instruments	10	10
Derivative instruments — affiliate	39	22
Out-of-market contracts	485	492
Non-current due to affiliate	125	—
Other non-current liabilities	124	124
Total non-current liabilities	1,526	1,393
Total Liabilities	1,789	1,849
Commitments and Contingencies
Member’s Equity
Member’s interest	1,038	1,053
Total Member’s Equity	1,038	1,053
Total Liabilities and Member’s Equity	$2,827	$2,902

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(15)	$58
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	18	19
Amortization of debt premiums	(2)	(2)
Amortization of out-of-market contracts and emission allowances	(7)	(7)
Gain on sale of assets	—	(3)
Changes in derivative instruments	6	50
Changes in collateral deposits supporting energy risk management activities	53	(34)
Changes in other working capital	(76)	40
Net Cash (Used)/Provided by Operating Activities	(23)	121
Cash Flows from Investing Activities
Capital expenditures	(12)	(8)
Proceeds from sale of assets	—	2
Net Cash Used by Investing Activities	(12)	(6)
Cash Flows from Financing Activities
Payment for credit support in long-term deposits	(130)	—
Payments for deferred financing costs	(1)	—
Net Cash Used by Financing Activities	(131)	—
Net (Decrease)/Increase in Cash and Cash Equivalents	(166)	115
Cash and Cash Equivalents at Beginning of Period	471	246
Cash and Cash Equivalents at End of Period	$305	$361

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Operating Revenues
Operating revenues — affiliate	$129	$233
Total operating revenues	129	233
Operating Costs and Expenses
Cost of operations	84	140
Cost of operations — affiliate	19	20
Depreciation and amortization	16	15
General and administrative — affiliate	20	15
Total operating costs and expenses	139	190
Operating (Loss)/Income	(10)	43
Other Income/(Expense)
Interest expense — affiliate	(1)	—
Total other expense	(1)	—
(Loss)/Income Before Income Taxes	(11)	43
Income tax	—	—
Net (Loss)/Income	$(11)	$43

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$305	$471
Accounts receivable — trade	1	8
Inventory	154	135
Derivative instruments — affiliate	21	44
Prepaid rent and other current assets	73	73
Total current assets	554	731
Property, plant and equipment, net	922	926
Other Assets
Intangible assets, net	10	10
Derivative instruments — affiliate	4	4
Long-term deposits	255	—
Other non-current assets	187	204
Total other assets	456	218
Total Assets	$1,932	$1,875
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$31	$30
Accounts payable — affiliate	14	29
Derivative instruments — affiliate	28	44
Accrued expenses and other current liabilities	48	69
Total current liabilities	121	172
Other Liabilities
Derivative instruments — affiliate	2	2
Out-of-market contracts	485	492
Non-current due to affiliate	125	—
Other non-current liabilities	60	59
Total non-current liabilities	672	553
Total Liabilities	793	725
Commitments and Contingencies
Member’s Equity
Member’s interest	1,139	1,150
Total Member’s Equity	1,139	1,150
Total Liabilities and Member’s Equity	$1,932	$1,875

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(11)	$43
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	16	15
Amortization of out-of-market contracts and emission allowances	(7)	(7)
Changes in derivative instruments	7	35
Changes in other working capital	(30)	50
Net Cash (Used)/Provided by Operating Activities	(25)	136
Cash Flows from Investing Activities
Capital expenditures	(10)	(7)
Net Cash Used by Investing Activities	(10)	(7)
Cash Flows from Financing Activities
Payment for credit support in long-term deposits	(130)	—
Payments for deferred financing costs	(1)	—
Net Cash Used by Financing Activities	(131)	—
Net (Decrease)/Increase in Cash and Cash Equivalents	(166)	129
Cash and Cash Equivalents at Beginning of Period	471	299
Cash and Cash Equivalents at End of Period	$305	$428

See accompanying notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with approximately 15,394 MW of net electric generating capacity located in the U.S. On January 1, 2017, GenOn Americas Generation deactivated Pittsburg which resulted in the decrease in operating generation capacity of 1,029 from December 31, 2016.
GenOn Americas Generation is a wholesale power generator with approximately 6,878 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 15,394 MW of net electric generating capacity of GenOn.
GenOn Mid-Atlantic operates and owns or leases 4,605 MW of net electric generating capacity in Maryland near Washington, D.C. GenOn Mid-Atlantic’s electric generating capacity is part of the 6,878 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating stations serve the Eastern PJM markets.
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
This is a combined quarterly report of the Registrants for the quarter ended March 31, 2017. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Registrants' 2016 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of March 31, 2017, and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2017 and 2016.
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
As of March 31, 2017, GenOn had cash and cash equivalents of $885 million, of which $305 million and $82 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.

As disclosed in Note 6, Debt and Capital Leases, as of March 31, 2017, $691 million of GenOn's Senior Notes outstanding excluding $4 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn is unable to enter into a settlement with its creditors, refinance the senior notes or otherwise raise or generate sufficient capital, GenOn is not expected to have sufficient liquidity (exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases) to repay the senior notes due in June 2017. Pending resolution, there is substantial doubt about GenOn's ability to continue as a going concern.
During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process. On April 7, 2017, GenOn also appointed a new dedicated chief executive officer, effective immediately.
NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Note 8, Related Party Transactions. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
As of March 31, 2017, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts receivable due from GenOn Energy Holdings of $25 million under the intercompany cash management program as further described in Note 8, Related Party Transactions. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of March 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 6, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
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

Note 2 — Summary of Significant Accounting Policies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Other Balance Sheet Information (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, for each of the Registrants as of March 31, 2017 and December 31, 2016:

	Property, plant and equipment Accumulated depreciation		Intangible assets Accumulated amortization
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
GenOn	$646	$604	$52	$87
GenOn Americas Generation	293	275	52	87
GenOn Mid-Atlantic	253	237	33	29
Other Cash Flow Information (GenOn Americas Generation and GenOn Mid-Atlantic)
As further described in Note 6, Debt and Capital Leases, $125 million of borrowings were drawn by GenOn under the secured intercompany revolving credit agreement between NRG and GenOn on behalf of GenOn Mid-Atlantic, for which a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn. The non-current due to affiliate and related long-term deposit are non-cash activities for GenOn Americas Generation and GenOn Mid-Atlantic for the three months ended March 31, 2017.
Recent Accounting Developments — Guidance Not Yet Adopted (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement.  The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit costs in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period.  The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit costs is eligible for capitalization. The amendments of ASU No. 2017-07 are effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted and must be applied on a retrospective basis, except for the amendments regarding the capitalization of the service cost component, which must be applied prospectively. GenOn is currently assessing the impact that the adoption of ASU No. 2017-07 will have on its results of operations, cash flows, and statement of financial position.
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. For GenOn and GenOn Americas Generation, this includes amounts classified as funds deposited by counterparties. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. GenOn and GenOn Americas Generation calculated the impact of ASU No. 2016-18 on the statement of cash flows to be an increase of cash flows from operating activities of $0 and $15 million for the three months ended March 31, 2017 and 2016, respectively. The adoption of ASU No. 2016-18 will not have an impact to GenOn Mid-Atlantic's statement of cash flows.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Registrants expect to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. The Registrants expect to elect certain of the practical expedients permitted, including the expedient that permits the Registrants to retain its existing lease assessment and classification. The Registrants are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Registrants are currently evaluating the impact the new guidance will have on their financial position and results of operations, the Registrants expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Registrants' review of its existing lease contracts and service contracts which may contain embedded leases. As this review is still in process, it is currently not practicable to quantify the impact of adopting the ASU at this time.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers. The Registrants expect to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Registrants will recognize the cumulative effect of applying Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method. The Registrants also expect to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. In 2016, the Registrants continued to assess the new standard with a focus on identifying the performance obligations included within its revenue arrangements with customers and evaluating the Registrants' methods of estimating the amount and timing of variable consideration. Based on the assessment to date, the Registrants are currently evaluating the impact of the new standard on the Registrants' results of operations, financial position or cash flows.
Note 3 — Dispositions (GenOn and GenOn Americas Generation)
2017 Dispositions
Sale of Emission Allowances (GenOn and GenOn Americas Generation)
During the three months ended March 31, 2017, GenOn Energy Management, through its existing agreement with NRG Power Marketing, LLC, sold 1.3 million of certain emission credit allowances for proceeds of $18 million resulting in a gain on the sale of approximately $1 million.
2016 Dispositions
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
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell the Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania, for cash consideration of $75 million. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments and up to $2.5 million in payments contingent upon certain environmental requirements being imposed by August 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell the Shelby Generating Station, a 352 MW natural gas-fired facility located in Illinois for cash consideration of $46 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Shelby as held for sale. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement of which $9 million had been collected as of March 31, 2017.
Note 4 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2016 Form 10-K.
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, and cash collateral paid and received in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of GenOn and GenOn Americas Generation’s debt are as follows:
GenOn

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$2,737	$1,945	$2,752	$1,946
Long-term debt — affiliate	125	125	—	—

The fair value of long-term debt that is estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt and long-term debt — affiliate is based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,850	$95	$1,850	$96

GenOn Americas Generation

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$743	$636	$745	$570
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$89	$1	$90
Derivative liabilities:
Commodity contracts	$—	$72	$3	$75
Other assets (b)	$8	$—	$—	$8
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$122	$2	$124
Derivative liabilities:
Commodity contracts	$—	$119	$3	$122
Other assets (b)	$10	$—	$—	$10
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

The following table reconciles, for the three months ended March 31, 2017 and 2016, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2017	2016
	Derivatives (a)
	(In millions)
Beginning balance	$(1)	$(12)
Total losses included in earnings — realized/unrealized	(1)	(2)
Ending balance	$(2)	$(14)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$—	$(6)
(a) Consists of derivative assets and liabilities, net.
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$143	$5	$148
Derivative liabilities:
Commodity contracts	$—	$153	$4	$157
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$209	$5	$214
Derivative liabilities:
Commodity contracts	$—	$212	$5	$217
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles, for the three months ended March 31, 2017 and 2016, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2017	2016
	Derivatives (a)
	(In millions)
Beginning balance	$—	$1
Total gains included in earnings — realized/unrealized	1	1
Ending balance	$1	$2
(a) Consists of derivative assets and liabilities, net.
There were no gains/losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2017 or 2016.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$24	$1	$25
Derivative liabilities:
Commodity contracts	$—	$30	$—	$30
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$47	$1	$48
Derivative liabilities:
Commodity contracts	$—	$45	$1	$46
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles, for the three months ended March 31, 2017 and 2016, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2017	2016
	Derivatives (a)
	(In millions)
Beginning balance	$—	$2
Total gains included in earnings — realized/unrealized	1	—
Ending balance	$1	$2
(a) Consists of derivative assets and liabilities, net.
There were no gains/losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2017 or 2016.

Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2017, contracts valued with prices provided by models and other valuation techniques make up 1% of GenOn's derivative assets and 4% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 4% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of March 31, 2017 and December 31, 2016:
GenOn

	Significant Unobservable Inputs
	March 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$25	$41	$34
Coal Contracts	—	1	Discounted Cash Flow	Forward Market Price (per ton)	42	48	44
FTRs	—	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	2	—
	$1	$3

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	—	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$2	$3
GenOn Americas Generation

	Significant Unobservable Inputs
	March 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$2	$1	Discounted Cash Flow	Forward Market Price (per MWh)	$25	$41	$34
Coal Contracts	1	1	Discounted Cash Flow	Forward Market Price (per ton)	42	48	44
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	2	—
	$5	$4

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	1	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$5	$5
GenOn Mid-Atlantic

Significant Unobservable Inputs
March 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$25	$41	$34
	$1	$—

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$1	$1
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2017 and December 31, 2016:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power/Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power/Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a non-performance/credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants' net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants' liabilities or that a market participant would be willing to pay for the Registrants' assets. The Registrants' credit reserves were as follows:

	As of March 31, 2017	As of December 31, 2016
	(In millions)
GenOn	$—	$1
GenOn Americas Generation	—	1
There were no non-performance/credit reserves for GenOn Mid-Atlantic as of March 31, 2017 and December 31, 2016.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of March 31, 2017, GenOn recorded $79 million of cash collateral paid on its balance sheet, which includes $34 million of collateral paid to NRG. As of March 31, 2017, GenOn Americas Generation recorded $77 million of cash collateral paid on its balance sheet, which includes $34 million of collateral paid to NRG. As of March 31, 2017, GenOn Mid-Atlantic had no outstanding cash collateral paid or received on its balance sheet.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Registrants' 2016 Form 10-K, the following is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2016 Form 10-K. As of March 31, 2017, GenOn's counterparty credit exposure was $56 million and GenOn held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $56 million. Approximately 95% of GenOn's exposure before collateral is expected to roll off by the end of 2018. As of March 31, 2017, GenOn Americas Generation’s counterparty credit exposure was $55 million, and GenOn Americas Generation held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $55 million. Approximately 95% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2018. As of March 31, 2017, GenOn Mid-Atlantic had no counterparty credit exposure. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category by Industry Sector	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100	100	—
Total as of March 31, 2017	100%	100%	—%

	Net Exposure (a) (b) (% of Total)
Category by Counterparty Credit Quality	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	97%	98%	—%
Non-Investment grade/Non-rated (b)	3	2	—
Total as of March 31, 2017	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $53 million, $53 million and zero for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
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
Note 5 — Accounting for Derivative Instruments and Hedging Activities (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2016 Form 10-K.
Energy-Related Commodities (GenOn)
As of March 31, 2017, GenOn had energy-related derivative financial instruments extending through 2019.

Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception, as of March 31, 2017 and December 31, 2016. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016
Commodity	Units	(In millions)
Coal	Short Ton	3	5	1	4	1	4
Natural Gas	MMBtu	114	138	24	30	20	23
Power	MWh	(26)	(35)	(8)	(12)	(8)	(11)
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$59	$108	$57	$105
Commodity contracts long-term	31	16	18	17
Total Derivatives Not Designated as Cash Flow Hedges	$90	$124	$75	$122
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$97	$180	$108	$185
Commodity contracts long-term	51	34	49	32
Total Derivatives Not Designated as Cash Flow Hedges	$148	$214	$157	$217
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$21	$44	$28	$44
Commodity contracts long-term	4	4	2	2
Total Derivatives Not Designated as Cash Flow Hedges	$25	$48	$30	$46

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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$66	$(30)	$—	$36
Derivative assets - affiliate	24	(24)	—	—
Derivative liabilities	(49)	30	3	(16)
Derivative liabilities - affiliate	(26)	24	2	—
Total derivative instruments	$15	$—	$5	$20

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets - affiliate	54	(54)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities - affiliate	(66)	54	12	—
Total derivative instruments	$2	$—	$13	$15

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$66	$(30)	$—	$36
Derivative assets - affiliate	82	(82)	—	—
Derivative liabilities	(49)	30	3	(16)
Derivative liabilities - affiliate	(108)	82	2	(24)
Total derivative instruments	$(9)	$—	$5	$(4)

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets - affiliate	144	(144)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities - affiliate	(161)	144	12	(5)
Total derivative instruments	$(3)	$—	$13	$10

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
March 31, 2017	(In millions)
Commodity contracts:
Derivative assets - affiliate	$25	$(25)	$—	$—
Derivative liabilities - affiliate	(30)	25	—	(5)
Total derivative instruments	$(5)	$—	$—	$(5)

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets - affiliate	$48	$(46)	$—	$2
Derivative liabilities - affiliate	(46)	46	—	—
Total derivative instruments	$2	$—	$—	$2
Impact of Derivative Instruments on the Statements of Operations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2016, the Registrants' underwent the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades, as further described in Note 6, Debt and Capital Leases, and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended March 31,
(In millions)	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$15	$(70)
Net unrealized (losses)/gains on open positions related to economic hedges	(3)	44
Total unrealized gains/(losses)	$12	$(26)

	Three months ended March 31,
(In millions)	2017	2016
Revenue from operations — energy commodities	$10	$(27)
Cost of operations	2	1
Total impact to statements of operations	$12	$(26)

 GenOn Americas Generation

	Three months ended March 31,
(In millions)	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$1	$(67)
Net unrealized (losses)/gains on open positions related to economic hedges	(6)	13
Total unrealized losses	$(5)	$(54)

	Three months ended March 31,
(In millions)	2017	2016
Revenue from operations — energy commodities	$(8)	$(56)
Cost of operations	3	2
Total impact to statements of operations	$(5)	$(54)

GenOn Mid-Atlantic

	Three months ended March 31,
(In millions)	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(52)
Net unrealized (losses)/gains on open positions related to economic hedges	(7)	12
Total unrealized losses	$(7)	$(40)

	Three months ended March 31,
(In millions)	2017	2016
Revenue from operations — energy commodities	$(3)	$(36)
Cost of operations	(4)	(4)
Total impact to statements of operations	$(7)	$(40)

Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of March 31, 2017, was $3 million for GenOn and GenOn Americas Generation. As of March 31, 2017, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of March 31, 2017. As of March 31, 2017, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 6 —Debt and Capital Leases (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	March 31, 2017	December 31, 2016	March 31, 2017 interest rate %

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$366	$366	8.500
GenOn Americas Generation Senior Notes, due 2031	329	329	9.125
Plus premiums	48	50
Subtotal GenOn Americas Generation	743	745
GenOn Energy:
GenOn Senior Notes, due 2017	691	691	7.875
GenOn Senior Notes, due 2018	649	649	9.500
GenOn Senior Notes, due 2020	490	490	9.875
Other liabilities (a)	95	96
GenOn capital lease	2	2
Plus premiums	69	81
Subtotal GenOn Energy	1,996	2,009
Subtotal	2,739	2,754
Less current maturities	700	704
Total long-term debt and capital leases	$2,039	$2,050
(a)    Debt financing liabilities associated with the Long Term Service Agreements for the Choctaw and Hunterstown facilities.
Long-term debt including current maturities includes the following premiums:

(In millions)	March 31, 2017	December 31, 2016

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$25	$26
GenOn Americas Generation Senior Notes, due 2031	23	24
GenOn Energy:
GenOn Senior Notes, due 2017	4	8
GenOn Senior Notes, due 2018	33	38
GenOn Senior Notes, due 2020	32	35
Total premium	$117	$131

On October 7, 2016, GenOn's corporate credit rating was lowered by Moody's from Caa2 to Caa3 and its probability of default rating was lowered from Caa2-PD to Caa3-PD. In addition, Moody's also lowered the ratings of REMA and GenOn Mid-Atlantic's pass through certificates to Caa1 from B2.
On January 10, 2017, GenOn's corporate rating was lowered by S&P to CCC- from CCC. The ratings outlook for GenOn, GenOn Americas Generation, GenOn Mid-Atlantic and REMA is negative. In addition, S&P also lowered the issue-level ratings on the GenOn Senior Notes to CCC from CCC+, the GenOn Americas Generation Senior Notes to CCC- from CCC, and the pass-through certificates at REMA and GenOn Mid-Atlantic to CCC+ from B-.

GenOn Mid-Atlantic Long-Term Deposits
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis Funding Corp., or Natixis, under which Natixis will procure payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. Natixis is solely responsible for (i) obtaining letters of credit from the LC Provider, (ii) causing the letters of credit to be issued to the lessors to support the lease payments on behalf of GenOn Mid-Atlantic, (iii) making lease payments and (iv) satisfying any reimbursement obligations payable to the LC Provider. The payment is reflected as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017.
On February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation unit, or Notices, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 8, Related Party Transactions, to support the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the secured intercompany revolving credit agreement between NRG and GenOn. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases, pending resolution of the matter. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the secured intercompany revolving credit agreement.
GenOn Mid-Atlantic is unaware of whether any further action will be taken by the owner lessors or any other person in connection with the Notices. GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn and the draws thereon constituted a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid-Atlantic intends to vigorously pursue its rights and remedies in connection with these actions. On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank National Association in its capacity as the indenture trustee. The complaint seeks, inter alia, a declaratory judgment that no lease events of default exist and asserts counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. The defendants in this action have not yet responded to the complaint and have until June 5, 2017 to do so. The court has set an initial conference hearing for June 12, 2017.
Note 7 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2017	2016
Income before income taxes	$(36)	$100
Income tax expense/(benefit)	1	(1)
Effective tax rate	(2.8)%	(1.0)%
For the three months ended March 31, 2017, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the three months ended March 31, 2016, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three months ended March 31, 2017 and 2016 were zero. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three months ended March 31, 2017 and 2016 are zero due to the valuation allowance recorded on its stand-alone financial results.

GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations are zero for the three months ended March 31, 2017 and 2016. The pro forma income tax provision attributable to income before taxes is a tax expense of zero and $18 million during the three months ended March 31, 2017 and 2016, respectively. The balance of GenOn Mid-Atlantic's pro forma deferred income taxes is a net deferred tax asset of zero as of March 31, 2017 and December 31, 2016, as GenOn Mid-Atlantic determined a valuation allowance is required on the net deferred tax asset.
Note 8 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in its services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged is determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement are approximately $193 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. Management has concluded that this method of charging overhead costs is reasonable. For each of the three months ended March 31, 2017 and 2016, GenOn recorded costs related to these services of $46 million as general and administrative — affiliate.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended March 31,
	2017	2016
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$1
General and administrative — affiliate	25	21
Total	$25	$22
GenOn Mid-Atlantic

	Three months ended March 31,
	2017	2016
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$1
General and administrative — affiliate	20	15
Total	$21	$16

Credit Agreement with NRG (GenOn)
GenOn and NRG Americas, Inc. are party to a secured intercompany revolving credit agreement with NRG.  This credit agreement provides for a $500 million revolving credit facility, all of which is available for revolving loans and letters of credit. At March 31, 2017 and December 31, 2016, $161 million and $272 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $68 million and $199 million were issued on behalf of GenOn Americas Generation as of March 31, 2017 and December 31, 2016, respectively, which includes $1 million and $128 million issued on behalf of GenOn Mid-Atlantic as of March 31, 2017 and December 31, 2016, respectively. Additionally, as of March 31, 2017, there were $125 million loans outstanding under the secured intercompany revolving credit agreement as further described in Note 6, Debt and Capital Leases. As of December 31, 2016, no loans were outstanding under this credit agreement.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. The credit agreement is payable at maturity, subject to certain exceptions primarily related to asset sales not in the ordinary course of business and borrowings of debt, and matures in December of 2018. At GenOn's election, the interest rate per year applicable to the loans under the credit agreement will be determined by reference to either (i) the base rate plus 2.50% per year or (ii) the LIBOR rate plus 3.50% per year. In addition, the credit agreement contains customary covenants and events of default. As of March 31, 2017, GenOn was in compliance with covenants under the credit agreement with NRG.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. At March 31, 2017 and December 31, 2016, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $315 million related to its intercompany cash management program. For the three months ended March 31, 2017 and 2016, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at March 31, 2017 and December 31, 2016, GenOn Americas Generation had an accounts receivable — affiliate of $25 million and an accounts payable — affiliate of $43 million, respectively, with GenOn Energy Holdings.
Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC may from time to time enter into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of March 31, 2017, GenOn has no net exposure under these arrangements.
Note 9 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 14, Commitment and Contingencies, to the Registrants' 2016 Form 10-K.
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
Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit's decision and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution. The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs' motions for class certification on June 24, 2016. On March 30, 2017, the court denied the plaintiffs' motions for class certification. On April 13, 2017, the plaintiffs petitioned the Ninth Circuit for interlocutory review of the court’s order denying class certification.
In May 2016 in one of the Kansas cases, the U.S. District Court for the District of Nevada granted the defendants' motion for summary judgment. Subsequently in December 2016, the plaintiffs filed a notice of appeal with the Ninth Circuit. On March 28, 2017, plaintiffs filed their appellate brief. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to a services agreement between NRG and GenOn. Plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017. The Standstill Agreement terminated on March 1, 2017. On April 30, 2017, the Noteholders filed an amended complaint that asserts (i) additional fraudulent transfer claims in relation to GenOn’s sale of the Marsh Landing project to NRG Yield LLC, (ii) alleged breaches of fiduciary duty by certain current and former officers and directors of GenOn in relation to the management services agreement and the alleged usurpation of corporate opportunities concerning the Mandalay and Canal projects and (iii) claims against NRG for allegedly aiding and abetting such claimed breaches of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On March 31, 2017, NRG and GenOn filed separate motions to dismiss the complaint, but such motions are superseded by the amended complaint.

Rice v. NRG — On April 14, 2017, plaintiffs filed a purported class action lawsuit in the U.S. District Court for the Western District of Pennsylvania against NRG, First Energy Corporation and Matt Canastrale Contracting, Inc.  Plaintiffs generally claim personal injury, trespass, nuisance and property damage related to the disposal of coal ash from the Elrama Power Plant and First Energy’s Mitchell and Hatfield Power Plants. Plaintiffs generally seek monetary damages, medical monitoring and remediation of their property.

Note 10 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 15, Regulatory Matters, to the Registrants' 2016 Form 10-K.
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

National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, the Illinois legislature approved a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, NRG, along with other companies, filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. The motions are pending before the U.S. District Court.

Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants.

Current Administration and Changeover at FERC — FERC is currently without a quorum and cannot issue orders in contested proceedings until a new Commissioner is appointed. FERC continues to issue orders through authority that was delegated by the full Commission to FERC Staff. The legal validity of these actions has been questioned in connection with several of those orders. With a new administration and three vacant positions at FERC, the Registrants' business may be affected because their generation fleet is subject to changes in FERC regulatory policy.

Note 11 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 16, Environmental Matters, to the Registrants' 2016 Form 10-K.
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. The electric generation industry has been facing requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species that have been put in place in recent years. However, under the new U.S. presidential administration some of these rules are being reconsidered and reviewed. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' respective consolidated financial position, results of operations, or cash flows. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the new U.S. presidential administration.
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

In February 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the MATS rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. On April 18, 2017, the EPA asked the D.C. Circuit to postpone oral argument that had been scheduled for May 18, 2017 because the EPA is closely reviewing the supplemental finding to determine whether it should reconsider all or part of the rule. On April 27, 2017, the D.C. Circuit granted EPA’s request to postpone the oral argument and hold the case in abeyance. While the Registrants cannot predict the final outcome of this rulemaking, the Registrants believe that because they have already invested in pollution controls and cleaner technologies, their fleet is well positioned to comply with the MATS rule.
Water
In August 2014, the EPA finalized the regulation regarding the use of water for once through cooling at existing facilities to address impingement and entrainment concerns. The Registrants anticipate that more stringent requirements will be incorporated into some of their water discharge permits over the next several years as NPDES permits are renewed.
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from flue gas desulfurization, fly ash, bottom ash, and flue gas mercury control. The Registrants estimate that it would have cost approximately $41 million over the next five years to comply with this rule at the Registrants' coal-fired plants. In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed the deadlines. This regulation also has been challenged. The Registrants expect the legal challenges to be suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Registrants expect to reduce their estimate of the environmental capital expenditures that would be required to comply with permits issued that incorporate the revised guidelines. The Registrants decide to invest capital for environmental controls based on: the certainty of regulations; evaluation of different technologies; options to convert to gas; and the expected economic returns on the capital. Over the next several years, the Registrants will decide whether to proceed with these investments at each of the plants as permits are renewed based on, among other things, the legal certainty of the regulation and market conditions at that time.

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of March 31, 2017.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2017 and 2016. Also, refer to the Registrants' 2016 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of March 31, 2017, by Registrant:

	(In MW)(a)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (b)(c)	9,348	3,011	1,864
Coal	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	15,394	6,878	4,605

(a)	MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units.

(b)	GenOn's natural gas generation portfolio excludes 1,029 MW related to Pittsburg which was deactivated on January 1, 2017.

(c)	GenOn's natural gas generation portfolio includes 275 MW related to Choctaw Unit 1 which is in forced outage and is expected to return to service in December 2017.

Liquidity and Ability to Continue as a Going Concern
As of March 31, 2017, GenOn had cash and cash equivalents of $885 million, of which $305 million and $82 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
As disclosed in Note 6, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, as of March 31, 2017, $691 million of GenOn's Senior Notes outstanding excluding $4 million of associated premiums, are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn is unable to enter into a settlement with its creditors, refinance the senior notes or otherwise raise or generate sufficient capital, GenOn is not expected to have sufficient liquidity (exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases) to repay the senior notes due in June 2017. Pending resolution, there is substantial doubt about GenOn's ability to continue as a going concern.
During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process. On April 7, 2017, GenOn also appointed a new dedicated chief executive officer, effective immediately.

NRG, GenOn's parent company, has no obligation to provide any financial support other than the credit agreement between NRG and GenOn which provides for a $500 million revolving credit facility, all of which can be utilized for revolving loans and letters of credit as further described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including the pension liabilities associated with GenOn employees.
As of March 31, 2017, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts receivable due from GenOn Energy Holdings of $25 million under the intercompany cash management program as further described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of March 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 6, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2016 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 10, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
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
PJM
PJM Seasonal Capacity Proceeding — On November 17, 2016, PJM proposed to allow winter- and summer-peaking capacity resources to "aggregate" their seasonal capacity into an annual capacity product eligible to participate as Capacity Performance resources. NRG filed comments specifically supporting PJM’s proposal to modify the aggregation rules to allow seasonal capacity resources to aggregate across LDAs and to allow aggregations through RPM auctions. On January 23, 2017, PJM amended its proposal to address questions from FERC. On March 21, 2017, FERC issued a decision accepting PJM's seasonal capacity aggregation filing. The outcome of this proceeding could have a material impact on future PJM capacity prices.

Complaints Regarding Pseudo-Ties for Capacity — On April 6, 2017, Potomac Economics, the market monitor for MISO and NYISO, filed a complaint against PJM regarding the participation of external capacity resources in PJM's auction. Currently, external resources must enter into a pseudo-tie agreement in order to sell capacity into PJM.  The complaint alleges that the pseudo-tie requirements is causing market inefficiencies in PJM, New York and MISO and suggests a new protocol for incorporating external resources into PJM’s markets.  In addition, other market participants have filed separate complaints at FERC against MISO or PJM, respectively, for issues resulting from pseudo-tied generators. The complainants argue that the generation owners with pseudo-ties from MISO to PJM are receiving double-charges for congestion. The outcome could impact the PJM, NYISO and MISO capacity markets.
New England (GenOn and GenOn Americas Generation)
2020/2021 ISO-NE Auction Results — On February 6, 2017, ISO-NE announced the results of its 2020/2021 forward capacity auction. GenOn, including GenOn Americas Generation, cleared 1,112 MW at $5.297 per KW month providing expected annual capacity revenues of $71 million.

Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. The PER adjustment reduces capacity payments on days where energy prices exceed a pre-defined level, known as the "PER strike price." On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to the methodology used to calculate the PER strike price. FERC also directed the parties to determine any refunds for PER paid between September 30, 2016 and May 31, 2018. The parties are currently in settlement negotiations at FERC. The outcome of this matter will determine the amount of refunds that the Registrants' fleet may receive as a result of negotiating the PER strike price methodology.
Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species have been put in place in recent years. However, under the new U.S. presidential administration some of these rules are being reconsidered and reviewed. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental laws involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
A number of regulations with the potential to affect the Registrants and their facilities have been recently promulgated by the EPA but are being reconsidered, including ESPS/NSPS for GHGs, NAAQS revisions and implementation and effluent guidelines. The Registrants are evaluating the potential outcomes and any resulting impacts of recently promulgated regulations that the EPA is now reconsidering and cannot fully predict such impacts until administrative reconsiderations and legal challenges are resolved. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the new U.S. presidential administration.
The Registrants' environmental matters are described in the Registrants' 2016 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 11, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Ozone NAAQS — On October 26, 2015, the EPA promulgated a rule that reduces the ozone NAAQS to 0.070 ppm. Challenges to this rule have been stayed at the request of the EPA so that it can evaluate the rule. If the rule is not altered by the EPA and it survives legal challenges, this more stringent NAAQS will obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units.

Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit, sitting all of the active judges, heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance for 60 days. Due to a recent Executive Order and various steps taken by the new U.S. presidential administration, the CPP is not likely to survive.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Significant Events
The following significant events occurred during 2017, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:

•
GenOn Long-Term Deposits — As further described in Note 6, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, GenOn Mid-Atlantic entered into an agreement with Natixis under which Natixis procured payment and credit support for the payment of certain lease obligations pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson. On February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation unit alleging default purporting the failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in additional borrowings of $125 million under the secured intercompany revolving credit agreement between NRG and GenOn. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the secured intercompany revolving credit agreement. GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instructions to draw on the letters of credit and the draws thereon constituted a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank National Association in its capacity as the indenture trustee. The complaint seeks, inter alia, a declaratory judgment that no lease events of default exist and asserts counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. The defendants in this action have not yet responded to the complaint and have until June 5, 2017 to do so. The court has set an initial conference hearing for June 12, 2017.

•
Operational Matters — On January 1, 2017, GenOn Americas Generation deactivated the Pittsburg Generating Station, a 1,029 MW natural gas-fired facility located in California, as a result of notification received during 2016 that its bid for a resource adequacy contract for 2017 with Pacific Gas & Electric was not accepted.

Consolidated Results of Operations
The consolidated results of operations is separately presented for GenOn Energy, Inc., GenOn Americas Generation, LLC, and GenOn Mid-Atlantic, LLC, for the three months ended March 31, 2017 and 2016.  The following section includes a discussion of electricity prices, gross margin and economic gross margin along with other significant drivers impacting each of the Registrants’ results of operations.
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which the Registrants operate for the three months ended March 31, 2017 and 2016. Average on-peak power prices increased primarily due to the increase in natural gas prices for the three months ended March 31, 2017, as compared to the same period in 2016.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended March 31,
	2017	2016	Change %
MISO - Louisiana Hub (b)	$44.77	$23.50	91%
NEPOOL	33.92	30.82	10%
PEPCO (PJM)	33.72	34.36	(2)%
PJM West Hub	31.96	30.30	5%
CAISO - NP15	26.54	23.92	11%
CAISO - SP15	23.08	23.32	(1)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following table summarizes average realized power prices for each Registrant for the three months ended March 31, 2017 and 2016, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)
	Three months ended March 31,
Region	2017	2016	Change %
GenOn	$53.06	$58.67	(10)%
GenOn Americas Generation(a)	111.47	122.57	(9)%
GenOn Mid-Atlantic	126.91	118.02	8%
(a) Excludes pass-through amounts for GenOn Energy Management.

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
Economic gross margin does not include mark-to-market gains or losses on economic hedging activities that are not yet settled, contract and emission credit amortization or other operating costs.

GenOn
The following table provides selected financial information for GenOn:

	Three months ended March 31,
(In millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$239	$360	$(121)
Capacity revenue (a)	123	201	(78)
Mark-to-market for economic hedging activities	10	(27)	37
Other revenues	9	45	(36)
Total operating revenues	381	579	(198)
Operating Costs and Expenses
Generation cost of sales (a)	146	200	(54)
Mark-to-market for economic hedging activities	(2)	(1)	(1)
Contract and emissions credit amortization	(9)	(8)	(1)
Operations and maintenance	115	170	(55)
Other cost of operations	21	11	10
Total cost of operations	271	372	(101)
Depreciation and amortization	43	47	(4)
General and administrative	13	2	11
General and administrative - affiliate	46	46	—
Total operating costs and expenses	373	467	(94)
Gain on sale of assets	—	32	(32)
Operating Income	8	144	(136)
Other Income/(Expense)
Other income, net	3	1	2
Interest expense	(47)	(45)	2
Total other expense	(44)	(44)	—
(Loss)/Income Before Income Taxes	(36)	100	(136)
Income tax expense/(benefit)	1	(1)	2
Net (Loss)/Income	$(37)	$101	$(138)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.32	$2.09	59%
MWh sold (in thousands) (b)	4,504	6,136	(27)%
MWh generated (in thousands)	4,504	6,172	(27)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In millions)	2017	2016
Energy revenue	$239	$360
Capacity revenue	123	201
Mark-to-market for economic hedging activities	10	(27)
Other revenues	9	45
Operating revenue	381	579
Cost of fuel	(136)	(170)
Other cost of sales	(10)	(30)
Mark-to-market for economic hedging activities	2	1
Contract and emission credit amortization	9	8
Gross margin	$246	$388
Less: Mark-to-market for economic hedging activities, net	12	(26)
Less: Contract and emission credit amortization, net	9	8
Economic gross margin	$225	$406
GenOn's gross margin decreased by $142 million and economic gross margin decreased by $181 million for the three months ended March 31, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 29% decrease in economic generation primarily at GenOn Mid-Atlantic and Avon Lake as a result of milder weather conditions	$(56)
Lower gross margin due to a 32% decrease in PJM cleared auction capacity prices resulting from more imports and increased supply	(44)
Lower gross margin due to the sale of emission credits in the first quarter of the prior year	(36)
Lower gross margin due to a 4% decrease in average realized energy prices and a 41% increase in the price of natural gas and transportation costs due to less favorable short-term natural gas contract terms	(22)
Lower gross margin due to lower contract capacity revenues as a result of deactivating the Pittsburg facility and lower contracted volumes and prices in New York	(21)
Lower gross margin due to the sale of Seward, Shelby and Aurora facilities in 2016	(5)
Higher gross margin due to lower purchased capacity to cover supply obligations, partially offset by an 8% decrease in PJM cleared auction capacity volumes due to plant deactivations and asset sales	8
Other	(5)
Decrease in economic gross margin	$(181)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	38
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(142)
three months ended March 31, 20172016

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn's operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$8	$(101)
Net unrealized gains on open positions related to economic hedges	2	74
Total mark-to-market gains/(losses) in operating revenues	$10	$(27)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$7	$31
Net unrealized losses on open positions related to economic hedges	(5)	(30)
Total mark-to-market gains in operating costs and expenses	$2	$1
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended March 31, 2017, the $10 million gain in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from electricity contracts that settled during the period, as well as an increase in the value of forward purchases of northeast natural gas contracts as a result of increases in forward northeast natural gas prices. The $2 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from contracts that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
Operations and Maintenance
Operations and maintenance decreased by $55 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to the following:

(In millions)
Lower maintenance costs due to prior year environmental control work at Avon Lake and prior year fuel conversions at Shawville and New Castle	$(15)
Lower environmental accruals at GenOn Mid-Atlantic for Maryland Ash sites in 2017	(15)
Lower maintenance costs due to the timing of prior year outages, partially offset by current year deactivation costs at Pittsburg	(10)
Lower operating and maintenance costs due to the timing of planned outages primarily at GenOn Mid-Atlantic	(9)
Lower operating and maintenance costs primarily due to the sale of Seward during the first quarter of 2016	(6)
$(55)

Other Cost of Operations
Other cost of operations increased by $10 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first quarter of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.

General and Administrative Expenses
General and administrative expenses increased by $11 million during the three months ended March 31, 2017, compared to the same period in 2016 due to costs incurred in connection with advisors and other consultants engaged to assist GenOn and its creditors with regards to its ability to continue as a going concern as further discussed in Note 1, Basis of Presentation to the Condensed Consolidated Financial Statements of this Form 10-Q.
Gain on Sale of Assets

The $32 million gain on sale of assets during the three months ended March 31, 2016 primarily reflects the $29 million gain on the sale of Shelby.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended March 31,
(In millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$210	$333	$(123)
Capacity revenue (a)	124	207	(83)
Mark-to-market for economic hedging activities	(8)	(56)	48
Other revenues	3	4	(1)
Total operating revenues	329	488	(159)
Operating Costs and Expenses
Generation cost of sales (a)	215	290	(75)
Mark-to-market for economic hedging activities	(3)	(2)	(1)
Contract and emissions credit amortization	—	—	—
Operations and maintenance	63	87	(24)
Other cost of operations	13	3	10
Total cost of operations	288	378	(90)
Depreciation and amortization	18	19	(1)
General and administrative - affiliate	25	21	4
Total operating costs and expenses	331	418	(87)
Gain on sale of assets	—	3	(3)
Operating (Loss)/Income	(2)	73	(75)
Other Income/(Expense)
Other income, net	1	—	1
Interest expense	(14)	(15)	(1)
Total other expense	(13)	(15)	(2)
(Loss)/Income Before Income Taxes	(15)	58	(73)
Income tax	—	—	—
Net (Loss)/Income	$(15)	$58	$(73)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.32	$2.09	59%
MWh sold (in thousands)	924	1,958	(53)%
MWh generated (in thousands)	924	1,965	(53)%
(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In millions)	2017	2016
Energy revenue	$210	$333
Capacity revenue	124	207
Mark-to-market for economic hedging activities	(8)	(56)
Other revenues	3	4
Operating revenue	329	488
Cost of fuel	(80)	(89)
Other cost of sales	(135)	(201)
Mark-to-market for economic hedging activities	3	2
Gross margin	$117	$200
Less: Mark-to-market for economic hedging activities, net	(5)	(54)
Economic gross margin	$122	$254

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

	Three months ended March 31,
(In millions)	2017	2016
Energy revenue	$107	$93
Capacity revenue	52	99
Other revenues	1	—
Operating revenue	160	192
Cost of fuel	(29)	(9)
Other cost of sales	(131)	(183)
Gross margin and economic gross margin	$—	$—

GenOn Americas Generation's gross margin decreased by $83 million and economic gross margin decreased by $132 million for the three months ended March 31, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 62% decrease in economic generation resulting from milder weather conditions	$(79)
Lower gross margin due to a 52% decrease in average realized energy prices in New York and New England partially offset by a 21% increase in generation at Bowline	(20)
Lower gross margin due to lower contract capacity revenues as a result of the deactivation of the Pittsburg facility as well as lower contract volumes and prices in New York	(19)
Lower gross margin at GenOn Mid-Atlantic due to a 30% decrease in PJM cleared auction capacity prices as a result of more imports and increased supply, partially offset by a 3% increase in PJM cleared auction capacity volumes	(16)
Other	2
Decrease in economic gross margin	$(132)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	49
Decrease in gross margin	$(83)
three months ended March 31, 20172016

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Americas Generation's operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(7)	$(93)
Net unrealized (losses)/gains on open positions related to economic hedges	(1)	37
Total mark-to-market losses in operating revenues	$(8)	$(56)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$8	$26
Net unrealized losses on open positions related to economic hedges	(5)	(24)
Total mark-to-market gains in operating costs and expenses	$3	$2
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the three months ended March 31, 2017, the $8 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity contracts that settled during the period as well as a decrease in the value of forward purchases of natural gas contracts as a result of decreases in forward natural gas prices. The $3 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from natural gas and coal contracts that settled during the period, largely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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

Operations and Maintenance
Operations and maintenance decreased by $24 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to a decrease in environmental accruals for Maryland Ash compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned maintenance expense as a result of lower generation.
Other Cost of Operations
Other cost of operations increased by $10 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first quarter of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.
Gain on Sale of Assets
The $3 million gain on sale of assets during the three months ended March 31, 2016 reflects the gain on the sale of an easement of land at Potrero.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate increased by $4 million during the three months ended March 31, 2017 compared to the same period in 2016. As described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses allocated to GenOn Americas Generation under the Services Agreement during 2017 is driven by an increase in planned operating expenses at GenOn Americas Generation relative to the rest of GenOn.

GenOn Mid-Atlantic

The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended March 31,
(In millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$83	$203	$(120)
Capacity revenue (a)	47	64	(17)
Mark-to-market for economic hedging activities	(3)	(36)	33
Other revenues	2	2	—
Total operating revenues	129	233	(104)
Operating Costs and Expenses
Generation cost of sales (a)	42	84	(42)
Mark-to-market for economic hedging activities	4	4	—
Operations and maintenance	49	72	(23)
Other cost of operations	8	—	8
Total cost of operations	103	160	(57)
Depreciation and amortization	16	15	1
General and administrative	20	15	5
Total operating costs and expenses	139	190	(51)
Operating (Loss)/Income	(10)	43	(53)
Other Income/(Expense)
Interest expense	(1)	—	1
Total other expense	(1)	—	1
(Loss)/Income Before Income Taxes	(11)	43	(54)
Income tax	—	—	—
Net (Loss)/Income	$(11)	$43	$(54)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.32	$2.09	59%
MWh sold (in thousands)	654	1,720	(62)%
MWh generated (in thousands)	654	1,741	(62)%

(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In millions)	2017	2016
Energy revenue	$83	$203
Capacity revenue	47	64
Mark-to-market for economic hedging activities	(3)	(36)
Other revenues	2	2
Operating revenue	129	233
Cost of fuel	(38)	(72)
Other cost of sales	(4)	(12)
Mark-to-market for economic hedging activities	(4)	(4)
Gross margin	$83	$145
Less: Mark-to-market for economic hedging activities, net	(7)	(40)
Economic gross margin	$90	$185
GenOn Mid-Atlantic's gross margin decreased by $62 million and economic gross margin decreased by $95 million for the three months ended March 31, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 62% decrease in economic generation resulting from milder weather conditions	$(79)
Lower gross margin due to a 30% decrease in PJM cleared auction capacity prices as a result of more imports and increased supply, partially offset by a 3% increase in PJM cleared auction capacity volumes	(16)
Decrease in economic gross margin	$(95)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	33
Decrease in gross margin	$(62)
three months ended March 31, 20172016:

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Mid-Atlantic's operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(1)	$(72)
Net unrealized (losses)/gains on open positions related to economic hedges	(2)	36
Total mark-to-market losses in operating revenues	$(3)	$(36)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$1	$20
Net unrealized losses on open positions related to economic hedges	(5)	(24)
Total mark-to-market losses in operating costs and expenses	$(4)	$(4)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the three months ended March 31, 2017, the $3 million loss in operating revenues from economic hedge positions was primarily driven by a decrease in the value of forward purchases of natural gas contracts as a result of decreases in natural gas prices, as well as the reversal of previously recognized unrealized gains from electricity contracts that settled during the period. The $4 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, partially offset by the reversal of previously recognized unrealized losses from contracts that settled during the period.
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
Operations and Maintenance
Operations and maintenance decreased by $23 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to decrease in environmental accruals for Maryland Ash compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned maintenance expense.

Other Cost of Operations
Other cost of operations increased by $8 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first quarter of 2016 for Chalk Point and Dickerson.

General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate increased by $5 million during the three months ended March 31, 2017 compared to the same period in 2016. As described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses allocated to GenOn Mid-Atlantic under the Services Agreement during 2017 is driven by an increase in planned operating expenses at GenOn Mid-Atlantic relative to the rest of GenOn.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2017 and December 31, 2016, the Registrants' liquidity was comprised of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$498	$463
GenOn Mid-Atlantic (a)	305	471
REMA (a)	82	100
Total	885	1,034
Credit facility availability	214	228
Total liquidity	$1,099	$1,262
(a) At March 31, 2017, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.

For the three months ended March 31, 2017, total liquidity decreased $163 million primarily due to the long-term deposits at GenOn Mid-Atlantic as further discussed in Note 6, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q.
As further described in Note 1, Basis of Presentation to the Condensed Consolidated Financial Statements of this Form 10-Q, management believes that the Registrants' liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.

As disclosed in Note 6, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, as of March 31, 2017, $691 million of GenOn's Senior Notes are current within GenOn's consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility of a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn is unable to enter into a settlement with its creditors, refinance the senior notes or otherwise raise or generate sufficient capital, GenOn is not expected to have sufficient liquidity (exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases) to repay the senior notes due in June 2017. Pending resolution, there is substantial doubt about GenOn's ability to continue as a going concern. If GenOn cannot continue as a going concern, this may have a material adverse impact on GenOn's liquidity, results of operations, cash flows and financial position.
During 2016, GenOn appointed two independent directors, retained advisors and established a separate audit committee as part of this process. On April 7, 2017, GenOn also appointed a new dedicated chief executive officer, effective immediately.
NRG, GenOn’s parent company, has no obligation to provide any financial support to the Registrants other than as described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q.
As of March 31, 2017, GenOn Americas Generation, a consolidated subsidiary of GenOn, has a note receivable due from GenOn Energy Holdings, a consolidated subsidiary of GenOn, of $315 million and an accounts receivable due from GenOn Energy Holdings of $25 million under the intercompany cash management program as further described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q. The terms of the intercompany note do not provide for priority to GenOn Americas Generation and as such, there is no assurance that options pursued by GenOn will not have an adverse impact on GenOn Americas Generation’s liquidity. As such, there is substantial doubt about GenOn Americas Generation’s ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of March 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 6, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Restricted Payments Tests
Of the $885 million of cash and cash equivalents of the Registrants' as of March 31, 2017, $305 million and $82 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, GenOn Mid-Atlantic REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of March 31, 2017, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments. GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn senior notes due 2018 and 2020 and the related indentures also restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At March 31, 2017, GenOn did not meet the consolidated debt ratio component of the restricted payments test.

Credit Ratings
On October 7, 2016, GenOn's corporate credit rating was lowered by Moody's from Caa2 to Caa3 and its probability of default rating was lowered from Caa2-PD to Caa3-PD. In addition, Moody's also lowered the ratings of REMA and GenOn Mid-Atlantic's pass through certificates to Caa1 from B2.
On January 10, 2017, GenOn's corporate rating was lowered by S&P to CCC- from CCC. The ratings outlook for GenOn, GenOn Americas Generation, GenOn Mid-Atlantic and REMA is negative. In addition, S&P also lowered the issue-level ratings on the GenOn Senior Notes to CCC from CCC+, the GenOn Americas Generation Senior Notes to CCC- from CCC, and the pass-through certificates at REMA and GenOn Mid-Atlantic to CCC+ from B-.
The following table summarizes the Registrants' current credit ratings:

	S&P	Moody's
GenOn 7.875% Senior Notes, due 2017	CCC	Caa3
GenOn 9.500% Senior Notes, due 2018	CCC	Caa3
GenOn 9.875% Senior Notes, due 2020	CCC	Caa3
GenOn Americas Generation 8.500% Senior Notes, due 2021	CCC-	Caa3
GenOn Americas Generation 9.125% Senior Notes, due 2031	CCC-	Caa3
Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations, cash proceeds from future sales of assets and the intercompany revolving credit agreement with NRG, described more fully in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases.
GenOn Mid-Atlantic Long-Term Deposits
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis under which Natixis will procure payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. Natixis is solely responsible for (i) obtaining letters of credit from the LC Provider, (ii) causing the letters of credit to be issued to the lessors to support the lease payments on behalf of GenOn Mid-Atlantic, (iii) making lease payments and (iv) satisfying any reimbursement obligations payable to the LC Provider. The payment is reflected as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017.

On February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation unit, or Notices, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 8, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, supporting the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the secured intercompany revolving credit agreement between NRG and GenOn. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases, pending resolution of the matter. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the secured intercompany revolving credit agreement.
GenOn Mid-Atlantic is unaware of whether any further action will be taken by the owner lessors or any other person in connection with the Notices. GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn and the draws thereon constituted a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid-Atlantic intends to vigorously pursue its rights and remedies in connection with these actions. On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank National Association in its capacity as the indenture trustee. The complaint seeks, inter alia, a declaratory judgment that no lease events of default exist and asserts counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. The defendants in this action have not yet responded to the complaint and have until June 5, 2017 to do so. The court has set an initial conference hearing for June 12, 2017.
Capital Expenditures
The following table and description summarizes the Registrants' capital expenditures for maintenance, environmental, and fuel conversions/additions for the three months ended March 31, 2017, and currently estimated capital expenditures forecast for the remainder of 2017.

	Maintenance	Environmental	Growth	Total
	(In millions)
Total cash capital expenditures for the three months ended March 31, 2017
GenOn	$19	$7	$6	$32
GenOn Americas Generation	10	2	—	12
GenOn Mid-Atlantic	8	2	—	10
Estimated capital expenditures for the remainder of 2017
GenOn	53	6	—	59
GenOn Americas Generation	10	5	—	15
GenOn Mid-Atlantic	9	5	—	14

Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2017 through 2021 required to comply with environmental laws will be approximately $64 million for GenOn, which includes $34 million for GenOn Americas Generation. The estimate for GenOn Americas Generation includes $34 million for GenOn Mid-Atlantic.

Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating station through 2026 and leases 16.67% and 16.45% interests in the Keystone and Conemaugh coal generation stations, respectively, through 2034. In addition, GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation stations and associate property through 2029 and 2034, respectively. GenOn and GenOn Mid-Atlantic account for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively. As of March 30, 2017, the termination value of the GenOn Mid-Atlantic operating leases was $941 million, and as of April 2, 2017, the termination value of the REMA operating leases was $616 million.
The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the three months ended March 31, 2017 and the future payments for the remaining term of the respective lease agreements.

	Three Months Ended March 31, 2017	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
REMA	$12	$51	$55	$65	$56	$47	$231	$517
GenOn Mid-Atlantic	—	144	105	139	105	42	400	935
Total Minimum Lease Payment	$12	$195	$160	$204	$161	$89	$631	$1,452

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
For a discussion of material legal proceedings in which the Registrants were involved through March 31, 2017, see Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2016 Form 10-K. There have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2016 Form 10-K.
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
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
10.1	Payment Agreement, dated as of January 27, 2017, by and between GenOn Mid-Atlantic, LLC and Natixis Funding Corp.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on February 2, 2017.
31.1A1	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A1	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A1	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
10.1	Payment Agreement, dated as of January 27, 2017, by and between GenOn Mid-Atlantic, LLC and Natixis Funding Corp.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on February 2, 2017.
31.1A2	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A2	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A2	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
10.1	Payment Agreement, dated as of January 27, 2017, by and between GenOn Mid-Atlantic, LLC and Natixis Funding Corp.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on February 2, 2017.
31.1A3	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A3	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON ENERGY, INC. (Registrant)

/s/ MARK ALLEN MCFARLAND

Mark Allen McFarland Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

/s/ MARK ALLEN MCFARLAND

Mark Allen McFarland Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

/s/ MARK ALLEN MCFARLAND

Mark Allen McFarland Chief Executive Officer
(Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS

Kirkland B. Andrews Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID CALLEN

David Callen Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2017