Form 10-Q
period 2017-06-30
GenOn Energy, Inc.; GENON AMERICAS GENERATION LLC; GENON MID-ATLANTIC, LLC
filed 2017-08-09
CIK 1126294, 1140761, 1138258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2017

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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the Registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

GenOn Energy, Inc.	☐
GenOn Americas Generation, LLC	☐
GenOn Mid-Atlantic, LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

GenOn Energy, Inc.	☐	Yes	☒	No
GenOn Americas Generation, LLC	☐	Yes	☒	No
GenOn Mid-Atlantic, LLC	☐	Yes	☒	No
Each Registrant’s outstanding equity interests are held by its respective parent and there are no equity interests held by nonaffiliates.

Registrant	Parent
GenOn Energy, Inc.	NRG Energy, Inc.
GenOn Americas Generation, LLC	NRG Americas, Inc.
GenOn Mid-Atlantic, LLC	NRG North America LLC
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
NOTE: WHEREAS GENON MID-ATLANTIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS COMBINED FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2) SOLELY WITH RESPECT TO GENON MID-ATLANTIC, LLC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I, Item 1A of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2016, under Item 1A - Risk Factors, in Part II, Item 1A herein, and the following:

•
The ability of GenOn, GenOn Americas Generation and certain of their directly and indirectly-owned subsidiaries to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate the transactions contemplated by the Restructuring Support Agreement, including the ability of GenOn to successfully operate following any reorganization;

•	The existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	The willingness of counterparties to transact with the Registrants during the Chapter 11 cases;

•	GenOn's and certain of its subsidiaries' ability to continue as a going concern;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

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

•	The Registrants' ability to attract and retain skilled people, with the necessary applicable experience, particularly during the pendency of the Chapter 11 Cases;

•	The Registrants' ability to find market participants that are willing to act as hedging counterparties;

•
The Registrants’ ability to operate their businesses efficiently, manage capital expenditures and costs tightly, and generate earnings and cash flows from their asset-based businesses in relation to their debt and other obligations;

•	The Registrants’ ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•	Changes in law, including judicial decisions;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate the Registrants' generation units for all of their costs;

•	The Registrants' ability to mitigate forced outage risk for units subject to capacity performance requirements in PJM and performance incentives in ISO-NE;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2016 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2016
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 the U.S. Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Debt Documents
GenOn's Intercompany Revolver with NRG; the indenture governing the GenOn 7.875% Senior Notes due 2017 (as amended or supplemented from time to time); the indenture governing the GenOn 9.500% Notes due 2018 (as amended or supplemented from time to time); the indenture governing the GenOn 9.875% Notes due 2020 (as amended or supplemented from time to time); the indenture governing the GenOn Americas Generation 8.50% Senior Notes due 2021 (as amended or supplemented from time to time); and the indenture governing the GenOn Americas Generation 9.125% Senior Notes due 2031 (as amended or supplemented from time to time)

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

GenOn Entities
GenOn and certain of its wholly owned subsidiaries, including GenOn Americas Generation. that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on June 14, 2017

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

GHG	Greenhouse Gases
GW	Gigawatts
HAPs	Hazardous Air Pollutants
ICE	Intercontinental Exchange
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income/(Loss)
PER	Peak Energy Rent
Petition Date	June 14, 2017
PJM	PJM Interconnection, LLC
Plan	Joint Plan of Reorganization filed by the GenOn Entities pursuant to Chapter 11 of the Bankruptcy Code on June 29, 2016
PUCO	Public Utility Commission of Ohio
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)

Restructuring Support Agreement
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto

RTO	Regional Transmission Organization
Securities Act	The Securities Act of 1933, as amended
Settlement Agreement
A settlement agreement and any other documents necessary to effectuate the settlement among NRG, GenOn, and certain holders of senior unsecured notes of GenOn Americas Generation and GenOn, and certain of GenOn's direct and indirect subsidiaries

Seward	The Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby County Generating Station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
U.S.	United States of America

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$349	$397	$678	$971
Operating revenues — affiliate	17	1	69	6
Total operating revenues	366	398	747	977
Operating Costs and Expenses
Cost of operations	226	258	426	585
Cost of operations — affiliate	65	61	136	106
Depreciation and amortization	42	47	85	94
Impairment losses	—	59	—	59
General and administrative	2	2	15	4
General and administrative — affiliate	40	47	86	93
Total operating costs and expenses	375	474	748	941
Gain on sale of assets	—	—	—	32
Operating (Loss)/Income	(9)	(76)	(1)	68
Other Income/(Expense)
Other income, net	3	3	6	4
Interest expense	(37)	(40)	(81)	(82)
Interest expense — affiliate	(3)	(3)	(6)	(6)
Other expense	(18)	—	(18)	—
Total other expense	(55)	(40)	(99)	(84)
Loss Before Reorganization Items and Income Taxes	(64)	(116)	(100)	(16)
Reorganization items, net	77	—	77	—
Income/(Loss) Before Income Taxes	13	(116)	(23)	(16)
Income tax expense/(benefit)	6	—	7	(1)
Net Income/(Loss)	$7	$(116)	$(30)	$(15)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Income/(Loss)	$7	$(116)	$(30)	$(15)
Other Comprehensive Income, net of tax of $0:
Defined benefit plans	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income/(Loss)	$7	$(116)	$(30)	$(15)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$743	$1,034
Restricted cash	1	—
Accounts receivable — trade	96	109
Inventory	407	389
Derivative instruments	39	54
Derivative instruments — affiliate	28	54
Cash collateral paid in support of energy risk management activities	31	53
Cash collateral paid in support of energy risk management activities — affiliate	11	79
Prepaid rent and other current assets	136	128
Total current assets	1,492	1,900
Property, plant and equipment, net	2,501	2,543
Other Assets
Intangible assets, net	36	62
Derivative instruments	24	16
Derivative instruments — affiliate	2	—
Long-term deposits	130	—
Prepaid rent — non-current	329	245
Other non-current assets	136	94
Total other assets	657	417
Total Assets	$4,650	$4,860
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$704
Accounts payable	61	113
Accounts payable — affiliate	51	78
Derivative instruments	33	46
Derivative instruments — affiliate	14	59
Accrued expenses and other current liabilities	113	191
Total current liabilities	272	1,191
Liabilities Subject to Compromise	2,842	—
Other Liabilities
Long-term debt and capital leases	1	2,050
Long-term debt — affiliate	125	—
Derivative instruments	6	10
Derivative instruments — affiliate	6	7
Out-of-market contracts	772	811
Other non-current liabilities	316	451
Total non-current liabilities	1,226	3,329
Total Liabilities	4,340	4,520
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	325	325
Retained earnings	14	44
Accumulated other comprehensive loss	(29)	(29)
Total Stockholder's Equity	310	340
Total Liabilities and Stockholder's Equity	$4,650	$4,860
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net Loss	$(30)	$(15)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Depreciation and amortization	85	94
Amortization of debt premiums	(24)	(26)
Loss on financing arrangement for 2022 Notes	18	—
Non-cash adjustment to write-off unamortized debt premiums	(107)	—
Amortization of out-of-market contracts and emission allowances	(40)	(41)
Gain on sale of asset	—	(32)
Impairment losses	—	59
Changes in derivative instruments	(32)	81
Changes in collateral deposits supporting energy risk management activities	90	(35)
Proceeds from sale of emission allowances	—	36
Lower of cost or market inventory adjustments	2	—
Changes in other working capital	(99)	(91)
Net Cash (Used)/Provided by Operating Activities	(137)	30
Cash Flows from Investing Activities
Capital expenditures	(55)	(180)
Proceeds from sale of assets, net	—	120
Net Cash Used by Investing Activities	(55)	(60)
Cash Flows from Financing Activities
Payment for credit support	(130)	—
Payments for financing costs	(92)	—
Proceeds from draw on intercompany secured revolving credit facility	125	—
Payments for current and long-term debt	(1)	(2)
Net Cash Used by Financing Activities	(98)	(2)
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties	(290)	(32)
Cash, Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties at Beginning of Period	1,034	716
Cash, Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties at End of Period	$744	$684

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$307	$364	$601	$868
Operating revenues — affiliate	15	(24)	50	(40)
Total operating revenues	322	340	651	828
Operating Costs and Expenses
Cost of operations	107	153	223	336
Cost of operations — affiliate	178	176	350	371
Depreciation and amortization	18	19	36	38
General and administrative — affiliate	19	20	44	41
Total operating costs and expenses	322	368	653	786
Gain on sale of assets	—	—	—	3
Operating (Loss)/Income	—	(28)	(2)	45
Other Income/(Expense)
Other income, net	—	1	1	1
Interest expense	(10)	(12)	(23)	(25)
Interest expense — affiliate	(1)	(2)	(2)	(4)
Total other expense	(11)	(13)	(24)	(28)
(Loss)/Income Before Reorganization Items and Income Taxes	(11)	(41)	(26)	17
Reorganization items, net	42	—	42	—
Income/(Loss) Before Income Taxes	31	(41)	16	17
Income tax	—	—	—	—
Net Income/(Loss)	$31	$(41)	$16	$17

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$139	$471
Accounts receivable — trade	75	85
Note receivable — affiliate	315	315
Inventory	261	245
Derivative instruments	39	54
Derivative instruments — affiliate	66	126
Cash collateral paid in support of energy risk management activities	29	51
Cash collateral paid in support of energy risk management activities — affiliates	11	79
Prepaid rent and other current assets	83	77
Total current assets	1,018	1,503
Property, plant and equipment, net	1,073	1,088
Other Assets
Intangible assets, net	36	62
Derivative instruments	24	16
Derivative instruments — affiliate	17	18
Long-term deposits	130	—
Prepaid rent — non-current	297	204
Other non-current assets	28	11
Total other assets	532	311
Total Assets	$2,623	$2,902
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$33	$61
Accounts payable — affiliate	11	116
Derivative instruments	34	46
Derivative instruments — affiliate	70	139
Accrued expenses and other current liabilities	55	94
Total current liabilities	203	456
Liabilities Subject to Compromise	719	—
Other Liabilities
Long-term debt	—	745
Derivative instruments	6	10
Derivative instruments — affiliate	33	22
Out-of-market contracts	478	492
Other non-current liabilities	115	124
Total non-current liabilities	632	1,393
Total Liabilities	1,554	1,849
Commitments and Contingencies
Member’s Equity
Member’s interest	1,069	1,053
Total Member’s Equity	1,069	1,053
Total Liabilities and Member’s Equity	$2,623	$2,902

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net Income	$16	$17
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Depreciation and amortization	36	38
Amortization of debt premiums	(3)	(4)
Non-cash adjustment to write-off unamortized debt premiums	(47)	—
Amortization of out-of-market contracts and emission allowances	(14)	(14)
Gain on sale of assets	—	(3)
Changes in derivative instruments	(6)	144
Changes in collateral deposits supporting energy risk management activities	90	(42)
Lower of cost or market inventory adjustments	2	—
Changes in other working capital	(107)	(84)
Net Cash (Used)/Provided by Operating Activities	(33)	52
Cash Flows from Investing Activities
Capital expenditures	(28)	(27)
Proceeds from sale of assets	—	2
Net Cash Used by Investing Activities	(28)	(25)
Cash Flows from Financing Activities
Payment for amounts due to GenOn Energy, Inc.	(125)	—
Payment for credit support	(130)	—
Payments for financing costs	(16)	—
Net Cash Used by Financing Activities	(271)	—
Net (Decrease)/Increase in Cash, Cash Equivalents and Funds Deposited by Counterparties	(332)	27
Cash, Cash Equivalents and Funds Deposited by Counterparties at Beginning of Period	471	297
Cash, Cash Equivalents and Funds Deposited by Counterparties at End of Period	$139	$324

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues
Operating revenues — affiliate	$107	$122	$236	$355
Total operating revenues	107	122	236	355
Operating Costs and Expenses
Cost of operations	85	117	169	257
Cost of operations — affiliate	5	11	24	31
Depreciation and amortization	15	14	31	29
General and administrative — affiliate	18	15	38	30
Total operating costs and expenses	123	157	262	347
Operating (Loss)/Income	(16)	(35)	(26)	8
Other Expense
Interest expense — affiliate	—	(2)	(1)	(2)
Total other expense	—	(2)	(1)	(2)
(Loss)/Income Before Income Taxes	(16)	(37)	(27)	6
Income tax	—	—	—	—
Net (Loss)/Income	$(16)	$(37)	$(27)	$6

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$139	$471
Accounts receivable — trade	—	8
Inventory	151	135
Derivative instruments — affiliate	23	44
Prepaid rent and other current assets	80	73
Total current assets	393	731
Property, plant and equipment, net	915	926
Other Assets
Intangible assets, net	10	10
Derivative instruments — affiliate	4	4
Long-term deposits	130	—
Prepaid rent — non-current	297	204
Total other assets	441	218
Total Assets	$1,749	$1,875
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$20	$30
Accounts payable — affiliate	2	29
Derivative instruments — affiliate	22	44
Accrued expenses and other current liabilities	42	69
Total current liabilities	86	172
Other Liabilities
Derivative instruments — affiliate	1	2
Out-of-market contracts	478	492
Other non-current liabilities	61	59
Total non-current liabilities	540	553
Total Liabilities	626	725
Commitments and Contingencies
Member’s Equity
Member’s interest	1,123	1,150
Total Member’s Equity	1,123	1,150
Total Liabilities and Member’s Equity	$1,749	$1,875

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(27)	$6
Adjustments to reconcile net (loss)/income to net cash (used)/provided by operating activities:
Depreciation and amortization	31	29
Amortization of out-of-market contracts and emission allowances	(14)	(14)
Changes in derivative instruments	(2)	117
Lower of cost or market inventory adjustment	2	—
Changes in other working capital	(40)	(89)
Net Cash (Used)/Provided by Operating Activities	(50)	49
Cash Flows from Investing Activities
Capital expenditures	(26)	(24)
Net Cash Used by Investing Activities	(26)	(24)
Cash Flows from Financing Activities
Payment for amounts due to GenOn Energy, Inc.	(125)	—
Payment for credit support	(130)	—
Payments for deferred financing costs	(1)	—
Net Cash Used by Financing Activities	(256)	—
Net (Decrease)/Increase in Cash and Cash Equivalents	(332)	25
Cash and Cash Equivalents at Beginning of Period	471	299
Cash and Cash Equivalents at End of Period	$139	$324

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with 15,395 MW of net electric generating capacity located in the U.S. On January 1, 2017, GenOn Americas Generation deactivated Pittsburg which resulted in the decrease in operating generation capacity of 1,029 from December 31, 2016.
GenOn Americas Generation is a wholesale power generator with 6,878 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 15,395 MW of net electric generating capacity of GenOn.
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
Chapter 11 Cases
As further described in Note 3, Chapter 11 Cases, on June 14, 2017, GenOn, along with GenOn Americas Generation and certain of their directly and indirectly-owned subsidiaries, or collectively the GenOn Entities, filed voluntary petitions for relief under Chapter 11, or the Chapter 11 Cases, of the U.S. Bankruptcy Code, or the Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA and certain other subsidiaries, did not file for relief under Chapter 11.
The GenOn Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The consolidated financial statements for GenOn and GenOn Americas Generation were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.
On June 29, 2017, the GenOn Entities filed a Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (as may be amended, modified or supplemented from time to time), or the Plan, and a related Disclosure Statement, or the Disclosure Statement, with the Bankruptcy Court consistent with the restructuring support and lock-up agreement, or Restructuring Support Agreement, by and among the GenOn Entities, NRG, certain holders representing greater than 93% in aggregate principal amount of GenOn’s Senior Notes and certain holders representing greater than 93% in aggregate principal amount of GenOn Americas Generation’s Senior Notes, as further described in Note 3, Chapter 11 Cases.
Liquidity and Ability to Continue as a Going Concern
As described above and in Note 3, Chapter 11 Cases, the GenOn Entities have submitted the Plan in connection with the Chapter 11 Cases. There is no assurance that such Plan will be approved by the requisite stakeholders, confirmed by the Bankruptcy Court, or successfully implemented thereafter. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the successful confirmation of the Plan and emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.

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
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of June 30, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default as further described in Note 8, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Basis of Presentation
This is a combined quarterly report of the Registrants for the quarter ended June 30, 2017. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Registrants' 2016 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of June 30, 2017, and the results of operations, comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2017 and 2016.
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
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, for each of the Registrants as of June 30, 2017 and December 31, 2016:

	Property, plant and equipment Accumulated depreciation		Intangible assets Accumulated amortization
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
GenOn	$687	$604	$56	$87
GenOn Americas Generation	311	275	56	87
GenOn Mid-Atlantic	268	237	33	29
Recent Accounting Developments — Guidance Adopted in 2017 (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. For GenOn and GenOn Americas Generation, this includes amounts classified as funds deposited by counterparties. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. GenOn and GenOn Americas Generation adopted the guidance in ASU No. 2016-18 during the second quarter of 2017. In connection with the adoption of the standard, the Registrants have applied the guidance retrospectively which resulted in a decrease of cash flows provided by operating activities of $8 million for the six months ended June 30, 2016 for GenOn and GenOn Americas Generation. The adoption of ASU No. 2016-18 did not have an impact to GenOn Mid-Atlantic's statement of cash flows.

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

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Registrants expect to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. The Registrants expect to elect certain of the practical expedients permitted, including the expedient that permits the Registrants to retain its existing lease assessment and classification. The Registrants are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Registrants are currently evaluating the impact the new guidance will have on their financial position and results of operations, the Registrants expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Registrants' review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Registrants believe the adoption of Topic 842 will have a material impact on their financial statements.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers. The Registrants expect to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Registrants will recognize the cumulative effect of applying Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method. The Registrants also expect to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. In 2016, the Registrants continued to assess the new standard with a focus on identifying the performance obligations included within its revenue arrangements with customers and evaluating the Registrants' methods of estimating the amount and timing of variable consideration. While the impact remains subject to continued review, the Registrants do not believe the adoption of Topic 606 will have a material impact on their financial statements.
Note 3 — Chapter 11 Cases (GenOn and GenOn Americas Generation)

Chapter 11 Cases
On June 14, 2017, or the Petition Date, the GenOn Entities filed the Chapter 11 Cases. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA, and certain other subsidiaries, did not file for relief under Chapter 11.
The GenOn Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On June 29, 2017, the GenOn Entities filed the Plan and the Disclosure Statement with the Bankruptcy Court consistent with the Restructuring Support Agreement.

Restructuring Support Agreement

Prior to filing the Chapter 11 Cases, the GenOn Entities entered into the Restructuring Support Agreement on June 12, 2017 that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. Completion of the agreed upon terms is contingent upon certain milestones in the Restructuring Support Agreement. Certain principal terms of the Restructuring Support Agreement are detailed below:

1)
Full releases from GenOn and GenOn Americas Generation in favor of NRG, including either a full release or indemnification in favor of NRG for any claims relating to GenOn Mid-Atlantic or REMA and the dismissal of all litigation against NRG.

2)
GenOn will receive settlement cash consideration from NRG of $261.3 million, which will be received in cash less any amounts owed to NRG under the intercompany secured revolving credit facility, or the Intercompany Revolver. As of June 30, 2017, GenOn owed NRG approximately $125 million under the Intercompany Revolver. See Note 10, Related Party Transactions, for further discussion of the Intercompany Revolver.

3)
NRG will consent to the cancellation of its interests in the equity of GenOn. The equity interests in the reorganized GenOn will be issued to the holders of the GenOn Senior Notes along with a cash payment from NRG equal to approximately $75 million, which is included in the $261.3 million mentioned above, and, subject to certain eligibility restrictions, rights to participate pro rata in a new secured notes offering, as further described below.

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization. GenOn’s pension liability as of June 30, 2017 was approximately $119 million.

5)
The shared services agreement between GenOn and NRG will be amended such that (i) GenOn will receive shared services from NRG at an annualized rate of $84 million during the pendency of the Chapter 11 Cases, (ii) if the settlement is approved by the bankruptcy court, GenOn will receive shared services from NRG at no charge for two months, and (iii) NRG will then provide an option for up to two, one-month extensions for shared services at an annualized rate of $84 million. See Note 10, Related Party Transactions, for further discussion of the shared services agreement.

6)
GenOn will receive a credit of $28 million from NRG to apply against amounts owed under the shared services agreement upon emergence from bankruptcy. Any unused amount can be paid in cash at GenOn's request. The credit is specifically equal to the amount of the 4% aggregate principal amount of the new senior secured first lien notes due 2022, or the 2022 Notes, plus accrued interest from the date of entry into the escrow agreement entered into in connection with the 2022 Notes and is intended to reimburse GenOn for its payment of such amount, as described below.

7)
NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. GenOn can no longer utilize the Intercompany Revolver and, on July 27, 2017, the letter of credit facility was terminated, as GenOn had obtained a separate letter of credit facility with a third party financial institution. See Note 10, Related Party Transactions, for further discussion of the Intercompany Revolver and the letter of credit facility and Note 8, Debt and Capital Leases, for the letter of credit facility obtained in July 2017.

8)
Certain holders of the Senior Notes known as the Backstop Parties have assured they will backstop the issuance of new secured notes to be issued by GenOn to facilitate the payment of 92% of the principal and accrued interest of the GenOn Americas Generation Senior Notes in exchange for a 5% fee.

9)	GenOn and NRG have agreed to cooperate to maximize the value of certain development projects.

In addition to the Restructuring Support Agreement, additional support and other agreements are being negotiated, including a transition services agreement.
The filing of the Chapter 11 Cases automatically stayed most actions against the GenOn Entities. Absent an order from the Bankruptcy Court, the GenOn Entities' pre-petition liabilities are subject to settlement under the Plan.
The GenOn Entities have filed certain motions with the bankruptcy court that have been approved. The GenOn Entities expect to operate in the normal course of business throughout the reorganization process. The GenOn Entities have continued to make payments to certain vendors with respect to pre-petition liabilities as permitted by the Bankruptcy Court order and vendors have been paid for goods and services provided after the Petition Date in the ordinary course of business.

GenOn Debt
As of June 30, 2017, the Intercompany Revolver, GenOn Senior Notes, and GenOn Americas Generation Senior Notes totaled approximately $2.5 billion. The filing of the Chapter 11 Cases constitutes an event of default under the following debt instruments, or collectively, the Debt Documents:

1)	The Intercompany Revolver with NRG;

2)	The indenture governing the GenOn 7.875% Senior Notes due 2017 (as amended or supplemented from time to time);

3)	The indenture governing the GenOn 9.500% Notes due 2018 (as amended or supplemented from time to time);

4)	The indenture governing the GenOn 9.875% Notes due 2020 (as amended or supplemented from time to time);

5)	The indenture governing the GenOn Americas Generation 8.50% Senior Notes due 2021 (as amended or supplemented from time to time); and

6)	The indenture governing the GenOn Americas Generation 9.125% Senior Notes due 2031 (as amended or supplemented from time to time).
The Debt Documents set forth in 1-4 above provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder was immediately due and payable. The Debt Documents set forth in 5-6 above provide that as a result of the commencement of the Chapter 11 Cases the applicable indenture trustee or certain holders of the notes may declare the principal and accrued interest due thereunder to be immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 8, Debt and Capital Leases and Note 11, Commitments and Contingencies.
2022 Notes
On May 8, 2017, a remote special purpose limited liability company issued $550 million in principal amount of notes that bore interest at a rate of 10.5% with a maturity date of June 1, 2022. The proceeds were deposited into a separate and independently maintained escrow account along with 4% of the principal amount and accrued interest from May 8, 2017 through June 15, 2017 totaling $28 million. If certain conditions were satisfied, GenOn was expected to merge with the remote special purpose limited liability company and assume the obligation for the 2022 Notes, which were to be secured by certain of GenOn’s and its subsidiaries' assets. Based on the terms of the underlying transaction documents governing the 2022 Notes, on June 14, 2017, when GenOn filed the Chapter 11 Cases, the funds held in the escrow account were released to the holders of the 2022 Notes, which were simultaneously redeemed. In connection with the escrow release, GenOn expensed $18 million in fees incurred in connection with the 2022 Notes offering in other expense. These fees, along with the $28 million that will be reimbursed by NRG, as further described in Note 10, Related Party Transactions, for total of $46 million, are reflected as financing costs in the statement of cash flows.
Backstop Fee
The Restructuring Support Agreement also contemplates $900 million in aggregate principal amount of debt financing, or the New Secured Notes, sought by GenOn primarily to refinance existing indebtedness and pay distributions under the Plan, GenOn has paid $45 million in total (5% of the principal amount of the New Secured Notes), or the Backstop Fee, to certain holders of notes issued by GenOn and GenOn Americas Generation, or the Backstop Parties, in exchange for the Backstop Parties’ joint commitment to fully subscribe the financing in the event that certain other parties granted subscription rights to participate in the New Secured Notes financing do not purchase all of the New Secured Notes offered.
Though the offering period of the New Secured Notes financing cannot commence until the Bankruptcy Court issues an order approving the related agreements, the Backstop Fee was considered earned by the Backstop Parties and was paid on June 13, 2017. This payment is effectively a discount (a reduction of the proceeds to be received by GenOn from the noteholders) and is reported in other non-current assets on GenOn’s consolidated balance sheet as of June 30, 2017. When the financing is in effect, it will be reported as a direct reduction from the carrying amount of the debt and amortized over the five-year term as interest expense. The Backstop Fee is reflected as financing costs in the statement of cash flows.
Accounting for Reorganization
As a result of the Chapter 11 Cases, realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The consolidated financial statements for GenOn and GenOn Americas Generation were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.

Based on the events leading up to the Chapter 11 Cases, including the most recent PJM auction results, the Registrants considered whether it was necessary to impair any of their long-lived assets and concluded that no impairment had occurred as of June 30, 2017.
Liabilities Subject to Compromise
GenOn's and GenOn Americas Generation's condensed consolidated balance sheets as of June 30, 2017 include amounts classified as liabilities subject to compromise which include prepetition liabilities that were allowed or that are estimated would be allowed as claims in its Chapter 11 proceedings. If there is uncertainty about whether a claim will be impaired under the Plan, the entire amount of the claim is included in liabilities subject to compromise. The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheets of GenOn and GenOn Americas Generation:

	As of June 30, 2017
	GenOn	GenOn Americas Generation
	(In millions)
Accounts payable and accrued expenses	$35	$7
Long-term debt, including current portion	2,619	695
Accrued interest	56	10
Retirement liabilities	119	—
Other	13	7
	$2,842	$719
Interest Expense
GenOn and GenOn Americas Generation will not pay interest expense during bankruptcy and it is not expected to be an allowable claim. Therefore, GenOn and GenOn Americas Generation did not record interest on the GenOn Senior Notes or the GenOn Americas Generation Senior Notes in the amount of $5 million and $3 million, respectively, for the period from June 14, 2017 through June 30, 2017.
Reorganization Items
Reorganization items represent costs and income directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn and GenOn Americas Generation:

	Three months ended June 30, 2017
	GenOn	GenOn Americas Generation
	(In millions)
Legal and other professional advisory fees	$(26)	$(1)
Write-off of debt premiums and credit reserves	103	43
	$77	$42
During the three months ended June 30, 2017, $23 million of cash payments were made by GenOn for reorganization items.

Note 4 — Dispositions (GenOn and GenOn Americas Generation)
2017 Dispositions
Sale of Emission Allowances (GenOn and GenOn Americas Generation)
During the first quarter of 2017, GenOn Energy Management, through its existing agreement with NRG Power Marketing, LLC, sold 1.3 million of certain emission credit allowances for proceeds of $18 million resulting in a gain on the sale of approximately $1 million.
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
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell the Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania, for cash consideration of $75 million. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments, of which $1 million has been received as of June 30, 2017, and up to $2.5 million in payments contingent upon certain environmental requirements being imposed by August 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell the Shelby Generating Station, a 352 MW natural gas-fired facility located in Illinois for cash consideration of $46 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Shelby as held for sale. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement, which has been collected as of June 30, 2017.

Note 5 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2016 Form 10-K.
For cash and cash equivalents, restricted cash, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, and cash collateral paid and received in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
As a result of the GenOn Entities filing for relief under Chapter 11 as further discussed in Note 3, Chapter 11 Cases, GenOn and GenOn Americas Generation's long-term debt, including current portion, are classified as liabilities subject to compromise as of June 30, 2017.
The estimated carrying amount and fair value of GenOn's long-term debt, including current portion, was $2,752 million and $1,946 million as of December 31, 2016, respectively, of which $1,850 million and $96 million was classified as Level 2 and Level 3, respectively, within the fair value hierarchy. The carrying amount and fair value of long-term debt — affiliate is $125 million as of June 30, 2017 and is classified as Level 3 within the fair value hierarchy.
The estimated carrying amount and fair value of GenOn Americas Generation's long-term debt was $745 million and $570 million as of December 31, 2016, respectively, and is classified as Level 2 within the fair value hierarchy.
The fair value of long-term debt was estimated using reported market prices for instruments that are publicly traded is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt and long-term debt — affiliate is based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy.
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$92	$1	$93
Derivative liabilities:
Commodity contracts	$—	$56	$3	$59
Other assets (b)	$8	$—	$—	$8
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2017.
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

The following table reconciles, for the three and six months ended June 30, 2017 and 2016, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(2)	$(14)	$(1)	$(12)
Total gains/(losses) included in earnings — realized/unrealized	—	1	(1)	(1)
Purchases	—	2	—	2
Ending balance	$(2)	$(11)	$(2)	$(11)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$(2)	$(2)	$(2)	$(8)
(a) Consists of derivative assets and liabilities, net.
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$142	$4	$146
Derivative liabilities:
Commodity contracts	$—	$139	$4	$143
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2017.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$209	$5	$214
Derivative liabilities:
Commodity contracts	$—	$212	$5	$217
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles, for the three and six months ended June 30, 2017 and 2016, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$1	$2	$—	$1
Total losses included in earnings — realized/unrealized	(1)	(2)	—	(1)
Purchases	—	1	—	1
Ending balance	$—	$1	$—	$1
(a) Consists of derivative assets and liabilities, net.
There were no gains/losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2017 or 2016.

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$27	$—	$27
Derivative liabilities:
Commodity contracts	$—	$23	$—	$23
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2017.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$47	$1	$48
Derivative liabilities:
Commodity contracts	$—	$45	$1	$46
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles, for the three and six months ended June 30, 2017 and 2016, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$1	$2	$—	$2
Total losses included in earnings — realized/unrealized	(1)	(1)	—	(1)
Ending balance	$—	$1	$—	$1
(a) Consists of derivative assets and liabilities, net.
There were no gains/losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2017 or 2016.

Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2017, contracts valued with prices provided by models and other valuation techniques make up 1% of GenOn's derivative assets and 5% of GenOn's derivative liabilities, 3% of GenOn Americas Generation’s derivative assets and 3% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 0% of GenOn Mid-Atlantic's derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of June 30, 2017 and December 31, 2016:
GenOn

	Significant Unobservable Inputs
	June 30, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
FTRs	$1	$3	Discounted Cash Flow	Auction Prices (per MWh)	$(1)	$1	$—
	$1	$3

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	—	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$2	$3
GenOn Americas Generation

	Significant Unobservable Inputs
	June 30, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
FTRs	$4	$4	Discounted Cash Flow	Auction Prices (per MWh)	$(1)	$1	$—
	$4	$4

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	1	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$5	$5

GenOn Mid-Atlantic
There were no level 3 assets or liabilities for GenOn Mid-Atlantic as of June 30, 2017.

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$1	$1
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2017 and December 31, 2016:

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

	As of June 30, 2017	As of December 31, 2016
	(In millions)
GenOn	$—	$1
GenOn Americas Generation	—	1
There were no non-performance/credit reserves for GenOn Mid-Atlantic as of June 30, 2017 and December 31, 2016.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of June 30, 2017, GenOn recorded $38 million of cash collateral paid on its balance sheet related to fair value of derivative positions, which includes $11 million of collateral paid to NRG. As of June 30, 2017, GenOn Americas Generation recorded $36 million of cash collateral paid on its balance sheet related to fair value of derivative positions, which includes $11 million of collateral paid to NRG. As of June 30, 2017, GenOn Mid-Atlantic had no outstanding cash collateral paid or received on its balance sheet.
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

Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2016 Form 10-K. As of June 30, 2017, GenOn's counterparty credit exposure was $85 million and GenOn held $14 million collateral (cash and letters of credit) against those positions, resulting in a net exposure of $73 million. Approximately 95% of GenOn's exposure before collateral is expected to roll off by the end of 2018. As of June 30, 2017, GenOn Americas Generation’s counterparty credit exposure was $84 million, and GenOn Americas Generation held $14 million collateral (cash and letters of credit) against those positions, resulting in a net exposure of $73 million. Approximately 95% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2018. As of June 30, 2017, GenOn Mid-Atlantic had no counterparty credit exposure. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category by Industry Sector	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100%	100%	—%
Total as of June 30, 2017	100%	100%	—%

	Net Exposure (a) (b) (% of Total)
Category by Counterparty Credit Quality	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	98%	99%	—%
Non-Investment grade/Non-rated	2	1	—
Total as of June 30, 2017	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $70 million, $70 million and zero for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
RTOs and ISOs
The Registrants participate in the organized markets of CAISO, ISO-NE, MISO, NYISO and PJM, known as RTO or ISOs. Trading in these markets is approved by FERC and includes credit policies that, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. As a result, the counterparty credit risk to these markets is limited to the Registrants' applicable share of the overall market and is excluded from the above exposure.
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
Energy-Related Commodities (GenOn)
As of June 30, 2017, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2017 and December 31, 2016. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of June 30, 2017	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016
Commodity	Units	(In millions)
Coal	Short Ton	2	5	1	4	1	4
Natural Gas	MMBtu	96	138	18	30	15	23
Power	MWh	(20)	(35)	(7)	(12)	(6)	(11)
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$67	$108	$47	$105
Commodity contracts long-term	26	16	12	17
Total Derivatives Not Designated as Cash Flow Hedges	$93	$124	$59	$122
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$105	$180	$104	$185
Commodity contracts long-term	41	34	39	32
Total Derivatives Not Designated as Cash Flow Hedges	$146	$214	$143	$217

GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$23	$44	$22	$44
Commodity contracts long-term	4	4	1	2
Total Derivatives Not Designated as Cash Flow Hedges	$27	$48	$23	$46
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2017	(In millions)
Commodity contracts:
Derivative assets	$63	$(23)	$—	$40
Derivative assets - affiliate	30	(20)	—	10
Derivative liabilities	(39)	23	—	(16)
Derivative liabilities - affiliate	(20)	20	—	—
Total derivative instruments	$34	$—	$—	$34

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets - affiliate	54	(54)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities - affiliate	(66)	54	12	—
Total derivative instruments	$2	$—	$13	$15

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2017	(In millions)
Commodity contracts:
Derivative assets	$63	$(23)	$—	$40
Derivative assets - affiliate	83	(73)	—	10
Derivative liabilities	(40)	23	—	(17)
Derivative liabilities - affiliate	(103)	73	—	(30)
Total derivative instruments	$3	$—	$—	$3

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets - affiliate	144	(144)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities - affiliate	(161)	144	12	(5)
Total derivative instruments	$(3)	$—	$13	$10
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
June 30, 2017	(In millions)
Commodity contracts:
Derivative assets - affiliate	$27	$(23)	$—	$4
Derivative liabilities - affiliate	(23)	23	—	—
Total derivative instruments	$4	$—	$—	$4

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets - affiliate	$48	$(46)	$—	$2
Derivative liabilities - affiliate	(46)	46	—	—
Total derivative instruments	$2	$—	$—	$2
Impact of Derivative Instruments on the Statements of Operations (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2016, the Registrants' underwent the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades, as further described in Liquidity and Capital Resources, and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(17)	$(46)	$(2)	$(116)
Net unrealized gains/(losses) on open positions related to economic hedges	40	(19)	37	25
Total unrealized gains/(losses)	$23	$(65)	$35	$(91)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Revenue from operations — energy commodities	$20	$(64)	$30	$(91)
Cost of operations	3	(1)	5	—
Total impact to statements of operations	$23	$(65)	$35	$(91)
As discussed above, GenOn realized approximately $38 million due to the closure and financial settlement of all open positions with one of GenOn's counterparties during the three months ended June 30, 2016, for which $18 million, $19 million and $1 million would have otherwise been realized during the remainder of 2016, and in 2017 and 2018, respectively. In addition, during the second quarter of 2017, GenOn realized $5 million due to the closure and financial settlement of all open positions with an additional GenOn counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively. In July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial collateral.
 GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(10)	$(52)	$(9)	$(119)
Net unrealized gains/(losses) on open positions related to economic hedges	25	(42)	19	(29)
Total unrealized gains/(losses)	$15	$(94)	$10	$(148)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Revenue from operations — energy commodities	$13	$(97)	$5	$(153)
Cost of operations	2	3	5	5
Total impact to statements of operations	$15	$(94)	$10	$(148)
As discussed above, GenOn Americas Generation realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Americas Generation's counterparties during the three months ended June 30, 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, during the second quarter of 2017 GenOn Americas Generation realized $5 million due to the closure and financial settlement of all open positions with an additional GenOn Americas Generation counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively. In July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial collateral.
GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(10)	$(47)	$(10)	$(99)
Net unrealized gains/(losses) on open positions related to economic hedges	20	(34)	13	(22)
Total unrealized gains/(losses)	$10	$(81)	$3	$(121)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Revenue from operations — energy commodities	$11	$(84)	$8	$(120)
Cost of operations	(1)	3	(5)	(1)
Total impact to statements of operations	$10	$(81)	$3	$(121)

As discussed above, GenOn Mid-Atlantic realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Mid-Atlantic's counterparties during the three months ended June 30, 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, during the second quarter of 2017 GenOn Mid-Atlantic realized $5 million due to the closure and financial settlement of all open positions with an additional GenOn Mid-Atlantic counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively.
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of June 30, 2017, was $7 million for GenOn and GenOn Americas Generation. As of June 30, 2017, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of June 30, 2017. As of June 30, 2017, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
Note 7 — Impairments (GenOn)
2016 Long-Lived Asset Impairments (GenOn)
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

Note 8 —Debt and Capital Leases (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	June 30, 2017	December 31, 2016	June 30, 2017 interest rate %

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$366	$366	8.500
GenOn Americas Generation Senior Notes, due 2031	329	329	9.125
Premiums (a)	—	50
Less: Liabilities subject to compromise	(695)	—
Subtotal GenOn Americas Generation	—	745
GenOn Energy:
GenOn Senior Notes, due 2017	691	691	7.875
GenOn Senior Notes, due 2018	649	649	9.500
GenOn Senior Notes, due 2020	490	490	9.875
Other liabilities (b)	94	96
GenOn capital lease	1	2
Premiums (a)	—	81
Less: Liabilities subject to compromise	(1,924)	—
Subtotal GenOn Energy	1	2,009
Subtotal	1	2,754
Less: current maturities	—	704
Total long-term debt and capital leases	$1	$2,050
(a)    Premiums were written-off at Petition Date in accordance with ASC 852, Reorganizations.
(b)    Debt financing liabilities associated with the Long Term Service Agreements for the Choctaw and Hunterstown facilities.

Letter of Credit Facility
As part of the Restructuring Support Agreement, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. On July 27, 2017, the letter of credit facility was terminated. See Note 10, Related Party Transactions, for further discussion.
On July 14, 2017, the GenOn Entities obtained a letter of credit facility with a third party financial institution to finance the working capital needs and for general corporate purposes. The letter of credit facility provides availability of up to $300 million less amounts borrowed and letters of credit provided are required to be cash collateralized at 101% of the letter of credit amount.
GenOn Mid-Atlantic Long-Term Deposits
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis Funding Corp., or Natixis, under which Natixis will procure payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson, or the Natixis Agreement. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. Natixis is solely responsible for (i) obtaining letters of credit from the LC Provider, (ii) causing the letters of credit to be issued to the lessors to support the lease payments on behalf of GenOn Mid-Atlantic, (iii) making lease payments and (iv) satisfying any reimbursement obligations payable to the LC Provider. The payment was accounted for as a long-term deposit on the Registrants' consolidated balance sheets prior to June 30, 2017, reflecting the deferred benefit to GenOn Mid-Atlantic of its contractual rights under the Natixis Agreement, including lease payments Natixis has agreed to make thereunder, and notwithstanding that GenOn Mid-Atlantic had made an irrevocable payment to Natixis.

In letters dated February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation units, or Notices, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 10, Related Party Transactions, to support the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the Intercompany Revolver. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the Intercompany Revolver. On May 5, 2017, GenOn Mid-Atlantic repaid $125 million to GenOn.
GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit, and the draws thereon constituted a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid‑Atlantic has been vigorously pursuing its rights and remedies in connection with these actions. On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank, N.A., or U.S. Bank, in its capacity as the indenture trustee, the GenOn Mid-Atlantic Complaint. The GenOn Mid-Atlantic Complaint seeks, inter alia, a declaratory judgment that no lease events of default exist and asserts counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. On June 8, 2017, the owner lessors filed a complaint in the Supreme Court for the State of New York against GenOn Mid‑Atlantic and certain of its affiliates, including GenOn and NRG, the Owner Lessor Complaint. The Owner Lessor Complaint asserts ten counts for various fraudulent transfer, contract, and other claims and seeks hundreds of millions of dollars in damages.
On June 28, 2017, GenOn Mid-Atlantic directed U.S. Bank in its capacity as the indenture trustee, to apply the $125 million that had been drawn on the letters of credit under NRG's revolving credit facility to the June 30 rent obligations related to the operating leases. In addition, GenOn Mid‑Atlantic paid $2.7 million to the owner lessors, which, together with the $125 million, would satisfy the June 30 rent obligations. The owner lessors notified U.S. Bank that the $125 million was to be held pending the outcome of the GenOn Mid-Atlantic Complaint, and that GenOn Mid‑Atlantic must instead satisfy its rent obligations solely from available cash. In response, GenOn Mid-Atlantic again directed U.S. Bank to apply the same $125 million to the June 30 rent obligations. On June 30, 2017, U.S. Bank drew on the Natixis Agreement in the amount of $125 million in order to satisfy the remaining June 30 rent obligation. At such time, GenOn Mid-Atlantic transferred $125 million of the amount paid under the Natixis Agreement to prepaid rent - non-current in its consolidated balance sheet. GenOn Mid-Atlantic disputes that the draw on the Natixis Agreement was proper. The owner lessors dispute that the June 30 rent obligations were satisfied, stating that they have only received the $2.7 million.
On July 6 and 7, 2017, GenOn Mid-Atlantic received notices from certain owner lessors under its operating leases of the Dickerson coal generation units, or the Dickerson Notices. The Dickerson Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. GenOn Mid-Atlantic disputes that there is a lease event of default related to the Natixis Agreement. On July 31, 2017, and pursuant to an agreement reached between GenOn Mid-Atlantic, the owner lessors and certain holders of pass-through certificates, the proceeds of the draw on the Natixis Agreement were applied by the trustee to the June 30 rent payment and distributed to the holders of the pass through certificates of the Morgantown facility pursuant to the waterfall applicable in a “no default” scenario.
On July 7, 2017, GenOn Mid-Atlantic entered into a forbearance agreement with U.S. Bank and certain consenting owners under the Morgantown operating lease, pursuant to which such parties agreed to forbear in the exercise of their rights and remedies with respect to the alleged events of default and to forbear from taking any action with respect to the effects of any alleged default, alleged event of default, or any other alleged breach under the lease agreement for the Morgantown coal generation unit. The forbearance agreement became effective on July 10, 2017 and will remain in effect until the earlier of (i) August 15, 2017 and (ii) the occurrence of an event of termination under the forbearance agreement. In consideration for such forbearance, GenOn Mid-Atlantic agreed, among other things, to ratify and affirm its obligations and responsibilities under the lease agreements.

Note 9 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
        GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2017	2016	2017	2016
Income/(Loss) before income taxes	$13	$(116)	$(23)	$(16)
Income tax expense/(benefit)	6	—	7	(1)
Effective tax rate	46.2%	—%	(30.4)%	6.3%
For the three and six months ended June 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state income taxes.
For the three months ended June 30, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance.
For the six months ended June 30, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and six months ended June 30, 2017 and 2016 was zero. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and six months ended June 30, 2017 and 2016 was zero due to the valuation allowance recorded on its stand-alone financial results.
GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations for the three and six months ended June 30, 2017 and 2016 was zero. GenOn Mid-Atlantic’s pro forma income taxes resulting from its operations was zero and a tax benefit of $16 million during the three months ended June 30, 2017 and 2016, respectively. The pro forma income tax provision attributable to income before taxes was zero and a tax expense of $2 million during the six months ended June 30, 2017 and 2016, respectively.

Note 10 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million. As described in Note 3, Chapter 11 Cases, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million through the pendency of the Chapter 11 Cases. Subsequent to the GenOn Entities’ emergence from bankruptcy, NRG will provide shared services for two months at no charge; after which GenOn has an additional two, one-month options to provide services at the annualized fee of $84 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. For the three and six months ended June 30, 2017, GenOn recorded costs related to these services of $40 million and $86 million, respectively, as general and administrative — affiliate. For the three and six months ended June 30, 2016, GenOn recorded costs related to these services of $47 million and $93 million, respectively, as general and administrative — affiliate.
In addition, under the Restructuring Support Agreement, NRG has agreed to provide GenOn with a $28 million credit against amounts owed to NRG prior to the Petition Date under the current Services Agreement. As of June 30, 2017, GenOn recorded a receivable from NRG for this $28 million. Such amount was intended to reimburse GenOn for costs incurred in connection with the 2022 Notes that were not assumed. Accordingly, GenOn removed the previously deferred costs in the amount of $28 million and recorded a receivable from NRG for this amount. The receivable is reflected net in accounts payable - affiliate on the consolidated balance sheet as of June 30, 2017. In addition, the Restructuring Support Agreement provides that to the extent GenOn has paid for services during the bankruptcy proceedings and the aforementioned credit has not been applied in full, NRG shall, upon request by GenOn, reimburse such payments in cash up to the amount of any unused portion of the credit.

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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$1	$—	$2
General and administrative — affiliate	19	20	44	41
Total	$19	$21	$44	$43
GenOn Mid-Atlantic

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$1	$2	$2
General and administrative — affiliate	18	15	38	30
Total	$19	$16	$40	$32
Credit Agreement with NRG (GenOn)
GenOn and NRG Americas, Inc. are party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At June 30, 2017 and December 31, 2016, $140 million and $272 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $30 million and $199 million were issued on behalf of GenOn Americas Generation as of June 30, 2017 and December 31, 2016, respectively, which includes $1 million and $128 million issued on behalf of GenOn Mid-Atlantic as of June 30, 2017 and December 31, 2016, respectively. Additionally, as of June 30, 2017, there were $125 million loans outstanding under the Intercompany Revolver, which is recorded as long-term debt - affiliate on the balance sheet, as further described in Note 8, Debt and Capital Leases. As of December 31, 2016, no loans were outstanding under this Intercompany Revolver.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. In addition, the Intercompany Revolver contains customary covenants and events of default. As of June 30, 2017, GenOn was in default under the Intercompany Revolver with NRG due to the filing of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn under the Intercompany Revolver. In addition, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. The letter of credit facility provided availability of up to $330 million less amounts borrowed and letters of credit provided were required to be cash collateralized at 103% of the letter of credit amount. On July 27, 2017, this letter of credit facility was terminated as GenOn has obtained a separate letter of credit facility with a third party financial institution, as discussed in Note 8, Debt and Capital Leases. Effective with completion of the reorganization, GenOn must repay NRG for all revolving loans outstanding, with such amount to be netted against the settlement payment owed from NRG to GenOn. Interest continues to accrue during the pendency of the Chapter 11 Cases and borrowings remain secured obligations.

Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. These arrangements have continued in the normal course of business through the pendency of the Chapter 11 Cases. At June 30, 2017 and December 31, 2016, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $315 million related to its intercompany cash management program. For the six months ended June 30, 2017 and 2016, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at June 30, 2017 and December 31, 2016, GenOn Americas Generation had an accounts receivable — affiliate of $77 million and an accounts payable — affiliate of $43 million, respectively, with GenOn Energy Holdings related to the intercompany cash management programs.
Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC may from time to time enter into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of June 30, 2017, GenOn has no net exposure under these arrangements.
Note 11 — Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 14, Commitment and Contingencies, to the Registrants' 2016 Form 10-K.
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
GenOn Chapter 11 Cases (GenOn and GenOn Americas Generation) — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the GenOn Entities have been stayed by operation of Section 362(a) of the Bankruptcy Code. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them has agreed to support Bankruptcy Court approval of the Plan. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. Moreover, the Bankruptcy Court may not approve the Plan. If the Plan is not approved and consummated, GenOn may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of NRG and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Chapter 11 Cases, for additional information. The GenOn Entities are in the process of evaluating claims submitted in connection with the Chapter 11 Cases to determine the validity of such claims but has not yet finished its assessment of valid claims and is currently unable to determine the amount of such claims.

Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017.
Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit's decision and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution. The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs' motions for class certification on June 24, 2016. On March 30, 2017, the court denied the plaintiffs' motions for class certification. On April 13, 2017, the plaintiffs petitioned the Ninth Circuit for interlocutory review of the court’s order denying class certification. On June 13, 2017, the Ninth Circuit granted plaintiffs' petition for interlocutory review.
In May 2016 in one of the Kansas cases, the U.S. District Court for the District of Nevada granted the defendants' motion for summary judgment. Subsequently in December 2016, the plaintiffs filed a notice of appeal with the Ninth Circuit. The appeal has been fully briefed by the parties. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
Mirant Chapter 11 Proceedings (GenOn and GenOn Americas Generation) — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection, or the Mirant Plan, became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Mirant Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Mirant Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall.

Potomac River Environmental Investigation (GenOn Mid-Atlantic) — In March 2013, NRG Potomac River LLC, a subsidiary of GenOn Mid-Atlantic, received notice that the District of Columbia Department of Environment (now renamed the Department of Energy and Environment, or DOEE) was investigating potential discharges to the Potomac River originating from the Potomac River Generating facility site, a site where the generation facility is no longer in operation. In connection with that investigation, DOEE served a civil subpoena on NRG Potomac River LLC requesting information related to the site and potential discharges occurring from the site.  NRG Potomac River LLC provided various responsive materials.  In January 2016, DOEE advised NRG Potomac River LLC that DOEE believed various environmental violations had occurred as a result of discharges DOEE believes occurred to the Potomac River from the Potomac River Generating facility site and as a result of associated failures to accurately or sufficiently report such discharges.  DOEE has indicated it believes that penalties are appropriate in light of the violations.  NRG Potomac River LLC is currently reviewing the information provided by DOEE.
GenOn Noteholders' Lawsuit (GenOn and GenOn Americas Generation) — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to a services agreement between NRG and GenOn. Plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017. The Standstill Agreement terminated on March 1, 2017. On April 30, 2017, the Noteholders filed an amended complaint that asserts (i) additional fraudulent transfer claims in relation to GenOn’s sale of the Marsh Landing project to NRG Yield LLC, (ii) alleged breaches of fiduciary duty by certain current and former officers and directors of GenOn in relation to the management services agreement and the alleged usurpation of corporate opportunities concerning the Mandalay and Canal projects and (iii) claims against NRG for allegedly aiding and abetting such claimed breaches of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On March 31, 2017, NRG and GenOn filed separate motions to dismiss the complaint, but such motions are superseded by the amended complaint. Pursuant to the terms of the Restructuring Support Agreement, this matter should ultimately be resolved if the GenOn Entities' plan of reorganization is approved by the Bankruptcy Court.

Rice v. NRG — On April 14, 2017, plaintiffs filed a purported class action lawsuit in the U.S. District Court for the Western District of Pennsylvania against NRG, First Energy Corporation and Matt Canastrale Contracting, Inc.  Plaintiffs generally claim personal injury, trespass, nuisance and property damage related to the disposal of coal ash from GenOn's Elrama Power Plant and First Energy’s Mitchell and Hatfield Power Plants. Plaintiffs generally seek monetary damages, medical monitoring and remediation of their property. NRG believes that it was incorrectly named as a party to the lawsuit.

Morgantown v. GenOn Mid-Atlantic — On June 8, 2017, Morgantown and Dickerson Owner Lessors filed a lawsuit against GenOn Mid-Atlantic, LLC, NRG North America LLC, GenOn Americas Generation, LLC, NRG Americas, Inc., GenOn Energy Holdings, Inc., GenOn Energy, Inc., and NRG Energy, Inc. in New York State Supreme Court. The plaintiffs allege that they were overcharged by defendants for certain services outlined in a Services Agreement and that defendants caused a Qualified Credit Support portion of a Participation Agreement, or QCS Agreement, to be violated by causing the transfer of certain moneys outside the allowable confines set forth in the QCS Agreement. In addition, plaintiffs claim that the transfers were unfairly executed and done so in an effort to defraud plaintiffs and hinder their ability to continue to do business. As such, plaintiffs seek, among other things, the return of certain transferred funds and service charges paid and to bar defendants from executing additional transfers on plaintiffs’ behalf. The litigation has been stayed until September 27, 2017. A claims estimation hearing of this matter is scheduled for September 5, 2017 before the Bankruptcy Court.

Note 12 — Regulatory Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
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
National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, NRG, along with other companies, filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On July 18, 2017, the Court of Appeals issued an order setting an expedited briefing schedule for the matter.

Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants. On July 25, 2017, the defendants' motions to dismiss were granted.

Current Administration and Changeover at FERC — FERC is currently without a quorum and cannot issue orders in contested proceedings until at least two new Commissioners are appointed. FERC continues to issue orders through authority that was delegated by the full Commission to FERC Staff. The legal validity of these actions has been questioned in connection with several of those orders. There are four vacant positions at FERC. The current administration has nominated three individuals for Commissioner positions and has announced its intent to nominate a fourth Commissioner. The Registrants' business may be affected because their generation fleet is subject to changes in FERC regulatory policy.

Note 13 — Environmental Matters (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 16, Environmental Matters, to the Registrants' 2016 Form 10-K.
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. The electric generation industry has been facing requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species that have been put in place in recent years. However, under the current U.S. presidential administration some of these rules are being reconsidered and reviewed. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' respective consolidated financial position, results of operations, or cash flows. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the current U.S. presidential administration.

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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from flue gas desulfurization, fly ash, bottom ash, and flue gas mercury control.  In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed some of the deadlines. This regulation also has been challenged.  The legal challenges have been suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Registrants have largely eliminated their estimate of the environmental capital expenditures that would have been required to comply with permits incorporating the revised guidelines. The Registrants will revisit these estimates after the rule is revised.

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. A petition for reconsideration has been filed by the Utility Solid Waste Activities Group. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of June 30, 2017.

Note 14 — Debtors' Financial Information (GenOn and GenOn Americas Generation)
The financial information below represents the Debtor Entities condensed combined financial statements for the period from June 14, 2017 through June 30, 2017. The following represent the entities included in the GenOn Entities, or the GenOn Energy, Inc. Debtors:

GenOn Americas Generation, LLC[1]	NRG Lovett LLC[1]
GenOn Americas Procurement, Inc.	NRG New York LLC[1]
GenOn Asset Management, LLC	NRG North America LLC[1]
GenOn Capital Inc.	NRG Northeast Generation, Inc.
GenOn Energy Holdings, Inc.	NRG Northeast Holdings, Inc.
GenOn Energy Management, LLC[1]	NRG Potrero LLC[1]
GenOn Energy Services, LLC	NRG Power Generation Assets LLC
GenOn Energy, Inc.	NRG Power Generation LLC
GenOn Fund 2001 LLC	NRG Power Midwest GP LLC
GenOn Mid-Atlantic Development, LLC	NRG Power Midwest LP
GenOn Power Operating Services MidWest, Inc.	NRG Sabine (Delaware), Inc.
GenOn Special Procurement, Inc.[1]	NRG Sabine (Texas), Inc.
Hudson Valley Gas Corporation[1]	NRG San Gabriel Power Generation LLC
Mirant Asia-Pacific Ventures, LLC	NRG Tank Farm LLC
Mirant Intellectual Asset Management and Marketing, LLC	NRG Wholesale Generation GP LLC
Mirant International Investments, Inc.	NRG Wholesale Generation LP
Mirant New York Services, LLC	NRG Willow Pass LLC
Mirant Power Purchase, LLC	Orion Power New York GP, Inc.
Mirant Wrightsville Investments, Inc.	Orion Power New York LP, LLC
Mirant Wrightsville Management, Inc.	Orion Power New York, L.P.
MNA Finance Corp.[1]	RRI Energy Broadband, Inc.
NRG Americas, Inc.	RRI Energy Channelview (Delaware) LLC
NRG Bowline LLC[1]	RRI Energy Channelview (Texas) LLC
NRG California North LLC[1]	RRI Energy Channelview LP
NRG California South GP LLC	RRI Energy Communications, Inc.
NRG California South LP	RRI Energy Services Channelview LLC
NRG Canal LLC[1]	RRI Energy Services Desert Basin, LLC
NRG Delta LLC[1]	RRI Energy Services, LLC
NRG Florida GP, LLC	RRI Energy Solutions East, LLC
NRG Florida LP	RRI Energy Trading Exchange, Inc.
NRG Lovett Development I LLC[1]	RRI Energy Ventures, Inc.
1Represent the GenOn Americas Generation debtor entities, or the GenOn Americas Generation Debtors.

Supplemental Condensed Combined Statement of Operations
Period from June 14, 2017 through June 30, 2017
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Total operating revenues	$94	$65
Total operating costs and expenses	66	63
Operating Income	28	2
Total other expense	(1)	(1)
Income Before Reorganization Items and Income Taxes	27	1
Reorganization items, net	103	43
Income Before Income Taxes	130	44
Income tax expense	—	—
Net Income	$130	$44
The condensed combined comprehensive income for GenOn Energy, Inc. Debtors and the GenOn Americas Generation Debtors is equal to the condensed combined net income for the period from June 14, 2017 through June 30, 2017.

Supplemental Condensed Combined Balance Sheet
As of June 30, 2017
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
ASSETS
Cash and cash equivalents	$505	$—
Restricted cash	1	—
Accounts receivable — trade	89	75
Accounts receivable — affiliate	639	—
Notes receivable — affiliate	—	315
Prepaid rent and other current assets	876	280
Total current assets	2,110	670
Property, plant and equipment, net	1,250	158
Investment in subsidiaries	(246)	1,122
Notes receivable — affiliate	544	—
Other non-current assets	165	95
Total Assets	$3,823	$2,045
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$21	$13
Accounts payable — affiliate	—	9
Accrued expenses and other current liabilities	144	139
Total current liabilities	165	161
Liabilities subject to compromise	2,842	719
Long-term debt — affiliate	125	—
Other non-current liabilities	381	96
Total Liabilities	3,513	976
Stockholder's equity	310	1,069
Total Liabilities and Stockholder's Equity	$3,823	$2,045

Supplemental Condensed Combined Statement of Cash Flows
Period from June 14, 2017 through June 30, 2017
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Net cash provided by operating activities	$22	$—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	22	—
Cash, cash equivalents and restricted cash at beginning of period	484	—
Cash, cash equivalents and restricted cash at end of period	$506	$—

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2017 and 2016. Also, refer to the Registrants' 2016 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of June 30, 2017, by Registrant:

	(In MW)(a)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas (b)(c)	9,348	3,011	1,864
Coal	4,200	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	15,395	6,878	4,605

(a)	MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units.

(b)
GenOn's natural gas generation portfolio excludes 1,029 MW related to Pittsburg Generating Station, a natural gas-fired facility located in California, which was deactivated by GenOn Americas Generation on January 1, 2017, as a result of notification received during 2016 that its bid for a resource adequacy contract for 2017 with Pacific Gas & Electric was not accepted.

(c)	GenOn's natural gas generation portfolio includes 275 MW related to Choctaw Unit 1 which is in forced outage and is expected to return to service in December 2017.

GenOn Chapter 11 Cases
On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11, or the Chapter 11 Cases, of the Bankruptcy Code. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA, and certain other subsidiaries, did not file for relief under Chapter 11.
The GenOn Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, for more information on the Chapter 11 Cases.
On June 29, 2017, the GenOn Entities filed the Plan and the Disclosure Statement with the Bankruptcy Court consistent with the Restructuring Support Agreement.
Liquidity and Ability to Continue as a Going Concern
As described above, GenOn Energy, Inc. and GenOn Americas Generation have submitted the Plan in connection with the Chapter 11 Cases. There is no assurance that the Plan will be approved by the requisite stakeholders, confirmed by the Bankruptcy Court, or successfully implemented thereafter. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the successful confirmation of the Plan and emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.

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

With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of June 30, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default as further described in Note 8, Debt and Capital Leases, to the Condensed Consolidated Financial Statements of this Form 10-Q, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2016 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 12, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
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
PJM
Minimum Offer Price Rule Exemption Appeal — On July 7, 2017, the D.C. Circuit vacated a FERC order from 2013 related to an exemption to the Minimum Offer Price Rule, or MOPR. In 2012, PJM proposed changes to its MOPR. FERC accepted parts of PJM’s proposal but also created other requirements that were not part of PJM’s proposal. The Registrants filed an appeal of FERC’s Order. The D.C. Circuit vacated FERC’s ruling addressing its authority to modify rates filed by ISOs and RTOs under Section 205 of the Federal Power Act and concluded that FERC overstepped its authority in implementing a tariff change that was significantly different than that proposed by stakeholders. The decision could affect how generators participate in the PJM Base Residual Auction and could affect other cases where the same arguments have been made.
PJM Capacity Performance Appeals — On or about July 8, 2016, multiple petitions were filed at the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Registrants intervened in these matters on July 29, 2016, and along with other generators and industry trade groups, filed a joint brief in support of FERC’s decision. On June 20, 2017, the D.C. Circuit denied the petitions for review. This case governs capacity revenues already received by the Registrants, as well as the revenues for forward periods.
2020/2021 PJM Auction Results — On May 23, 2017, PJM announced the results of its 2020/2021 base residual auction. GenOn (including GenOn Americas Generation and GenOn Mid-Atlantic) cleared approximately 7,073 MW of Capacity Performance product. GenOn's expected capacity revenues from the 2020/2021 base residual auction for the 2020/2021 delivery year are approximately $239 million. GenOn Americas Generation (including GenOn Mid-Atlantic) cleared approximately 3,824 MW of Capacity Performance product in the 2020/2021 base residual auction. GenOn Americas Generation's (including GenOn Mid-Atlantic) expected capacity revenues from the 2020/2021 base residual auction for the 2020/2021 delivery year are approximately $120 million. For results of the 2019/2020 PJM base residual auction, refer to Item 1 - Business of the Registrant's 2016 Form 10-K.
The tables below provide a detailed description of the Registrant's base residual auction results:
GenOn:

	Capacity Performance Product
Zone	Cleared Capacity (MW)(1)	Price ($/MW-day)
EMAAC	496	$187.87
MAAC	6,040	$86.04
RTO	537	$76.53
Total	7,073
(1) Excludes cleared capacity related to Aurora, the sale of which was completed on July 12, 2016.

GenOn Americas Generation & GenOn Mid-Atlantic:

	Capacity Performance Product
Zone	Cleared Capacity (MW)	Price ($/MW-day)
MAAC (1)	3,824	$86.04
Total	3,824
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
Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. The PER adjustment reduces capacity payments on days where energy prices exceed a pre-defined level, known as the "PER strike price." On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to the methodology used to calculate the PER strike price. FERC also directed the parties to determine any refunds for PER paid between September 30, 2016 and May 31, 2018. On July 26, 2017, NEPGA filed settlement documents at FERC, which the Registrants did not oppose. The outcome of this matter will determine the amount of refunds that the Registrants' fleet may receive as a result of negotiating the PER strike price methodology.
General
State Out-Of-Market Subsidy Proposals — Certain states including Connecticut, New Jersey, Ohio and Pennsylvania have considered but have not enacted proposals to provide out-of-market subsidy payments to potentially uneconomic nuclear and fossil generating units.  The Registrants have opposed those efforts to provide out of market subsidies, and intend to continue opposing them in the future.

Environmental Matters
The Registrants are subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species have been put in place in recent years. However, under the current U.S. presidential administration some of these rules are being reconsidered and reviewed. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the operations of the Registrants' facilities, which could have a material effect on the Registrants' operations. Complying with environmental laws involves significant capital and operating expenses. The Registrants decide to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
A number of regulations with the potential to affect the Registrants and their facilities have been recently promulgated by the EPA but are being reconsidered, including ESPS/NSPS for GHGs, NAAQS revisions and implementation, and effluent guidelines. The Registrants are evaluating the potential outcomes and any resulting impacts of recently promulgated regulations that the EPA is now reconsidering and cannot fully predict such impacts until administrative reconsiderations and legal challenges are resolved. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the current U.S. presidential administration.
The Registrants' environmental matters are described in the Registrants' 2016 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 13, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Ozone NAAQS — On October 26, 2015, the EPA promulgated a rule that reduces the ozone NAAQS to 0.070 ppm. Challenges to this rule have been stayed at the request of the EPA so that it can evaluate the rule. If the rule is not altered by the EPA and survives legal challenges, this more stringent NAAQS will obligate the states to develop plans to reduce NOx (an ozone precursor), which could affect some of the Registrants' units.

Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit, sitting en banc, heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance for 60 days. On June 29, 2017, the EPA asked the D.C. Circuit to keep the case in abeyance pending review of the CPP. Due to a recent Executive Order and various steps taken by the current U.S. presidential administration, the CPP is not likely to survive.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
The consolidated results of operations is separately presented for GenOn Energy, Inc., GenOn Americas Generation, LLC, and GenOn Mid-Atlantic, LLC, for the three and six months ended June 30, 2017 and 2016.  The following section includes a discussion of electricity prices, gross margin and economic gross margin along with other significant drivers impacting each of the Registrants’ results of operations.
Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the three and six months ended June 30, 2017 and 2016. Average on-peak power prices increased primarily due to the increase in natural gas prices for the three and six months ended June 30, 2017, as compared to the same period in 2016.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended June 30,
	2017	2016	Change %
MISO - Louisiana Hub (b)	$41.81	$33.20	26%
NEPOOL	32.19	28.17	14%
PEPCO (PJM)	35.37	36.49	(3)%
PJM West Hub	33.24	32.07	4%
CAISO - NP15	32.31	25.99	24%
CAISO - SP15	32.31	25.13	29%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.

	Average on Peak Power Price ($/MWh) (a)
	Six months ended June 30,
	2017	2016	Change %
MISO - Louisiana Hub (b)	$38.86	$28.52	36%
NEPOOL	30.35	32.02	(5)%
PEPCO (PJM)	35.17	36.46	(4)%
PJM West Hub	32.88	31.78	3%
CAISO - NP15	32.02	26.04	23%
CAISO - SP15	30.94	24.94	24%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following tables summarize average realized power prices for each Registrant for the three and six months ended June 30, 2017 and 2016, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)
	Three months ended June 30,
Region	2017(b)	2016(b)	Change %
GenOn	$39.60	$40.22	(2)%
GenOn Americas Generation(a)	63.31	62.64	1%
GenOn Mid-Atlantic	65.75	71.29	(8)%
(a) Excludes pass-through amounts for GenOn Energy Management.
(b) Excludes closure and financial settlement of certain open positions with a counterparty that would have otherwise been realized in subsequent periods.

	Average Realized Power Price ($/MWh)
	Six months ended June 30,
Region	2017(b)	2016(b)	Change %
GenOn	$46.14	$49.61	(7)%
GenOn Americas Generation(a)	89.35	90.95	(2)%
GenOn Mid-Atlantic	97.17	95.82	1%
(a) Excludes pass-through amounts for GenOn Energy Management.
(b) Excludes closure and financial settlement of certain open positions with a counterparty that would have otherwise been realized in subsequent periods.

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

GenOn
The following table provides selected financial information for GenOn:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$194	$276	$(82)	$433	$636	$(203)
Capacity revenue (a)	143	175	(32)	266	376	(110)
Mark-to-market for economic hedging activities	20	(64)	84	30	(91)	121
Other revenues	9	11	(2)	18	56	(38)
Total operating revenues	366	398	(32)	747	977	(230)
Operating Costs and Expenses
Generation cost of sales (a)	143	160	(17)	289	360	(71)
Mark-to-market for economic hedging activities	(3)	1	(4)	(5)	—	(5)
Contract and emissions credit amortization	(10)	(12)	2	(19)	(20)	1
Operations and maintenance	142	148	(6)	257	318	(61)
Other cost of operations	19	22	(3)	40	33	7
Total cost of operations	291	319	(28)	562	691	(129)
Depreciation and amortization	42	47	(5)	85	94	(9)
Impairment losses	—	59	(59)	—	59	(59)
General and administrative	2	2	—	15	4	11
General and administrative - affiliate	40	47	(7)	86	93	(7)
Total operating costs and expenses	375	474	(99)	748	941	(193)
Gain on sale of assets	—	—	—	—	32	(32)
Operating (Loss)/Income	(9)	(76)	67	(1)	68	(69)
Other Income/(Expense)
Other income, net	3	3	—	6	4	2
Interest expense	(40)	(43)	(3)	(87)	(88)	(1)
Other expense	(18)	—	18	(18)	—	18
Total other expense	(55)	(40)	15	(99)	(84)	15
Loss Before Reorganization Items and Income Taxes	(64)	(116)	52	(100)	(16)	(84)
Reorganization items, net	77	—	77	77	—	77
Income/(Loss) Before Income Taxes	13	(116)	129	(23)	(16)	(7)
Income tax expense/(benefit)	6	—	6	7	(1)	8
Net Income/(Loss)	$7	$(116)	$123	$(30)	$(15)	$(15)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.18	$1.95	63%	$3.25	$2.02	61%
MWh sold (in thousands) (b)	4,765	5,918	(19)%	9,269	12,055	(23)%
MWh generated (in thousands)	4,766	5,983	(20)%	9,270	12,153	(24)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$194	$276	$433	$636
Capacity revenue	143	175	266	376
Mark-to-market for economic hedging activities	20	(64)	30	(91)
Other revenues	9	11	18	56
Operating revenue	366	398	747	977
Cost of fuel	(134)	(135)	(270)	(305)
Other cost of sales	(9)	(25)	(19)	(55)
Mark-to-market for economic hedging activities	3	(1)	5	—
Contract and emission credit amortization	10	12	19	20
Gross margin	$236	$249	$482	$637
Less: Mark-to-market for economic hedging activities, net	23	(65)	35	(91)
Less: Contract and emission credit amortization, net	10	12	19	20
Economic gross margin	$203	$302	$428	$708
GenOn's gross margin decreased by $13 million and economic gross margin decreased by $99 million for the three months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016, partially offset by similar early financial settlements in 2017	$(33)
Lower gross margin due to spark spread contraction due to an increase in natural gas prices and less favorable short-term natural gas contract terms	(24)
Lower gross margin due to a 16% decrease in PJM cleared auction capacity prices as increased imports and increased supply affected auction results	(19)
Lower gross margin due to a 20% decrease in economic generation primarily at GenOn Mid-Atlantic and Bowline as a result of milder weather conditions and planned outages as well as a decline in realized prices	(13)
Lower gross margin due to lower volume of contract capacity as a result of deactivating the Pittsburg facility	(12)
Other	2
Decrease in economic gross margin	$(99)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	88
Decrease in contract and emission credit amortization	(2)
Decrease in gross margin	$(13)

GenOn's gross margin decreased by $155 million and economic gross margin decreased by $280 million for the six months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 7% decrease in average realized energy prices as well as spark spread contraction due to the increase in natural gas prices and less favorable short-term natural gas contract terms	$(68)
Lower gross margin due to a 24% decrease in PJM cleared auction capacity prices as increased imports and increased supply affected auction results	(60)
Lower gross margin due to a 22% decrease in economic generation primarily at GenOn Mid-Atlantic and Bowline as a result of milder weather conditions and planned outages as well as a decline in realized prices	(48)
Lower gross margin due to the sale of emission credits in the first quarter of the prior year	(36)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016, partially offset by similar early financial settlements in 2017	(33)
Lower gross margin due to deactivation of the Pittsburg facility and sales of Seward, Shelby and Aurora facilities in 2016	(26)
Lower gross margin due to lower contracted capacity volumes in New York and New England partially offset by increasing auction capacity prices	(8)
Other	(1)
Decrease in economic gross margin	$(280)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	126
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(155)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn's operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(19)	$(66)	$(11)	$(167)
Net unrealized gains on open positions related to economic hedges	39	2	41	76
Total mark-to-market gains/(losses) in operating revenues	$20	$(64)	$30	$(91)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$20	$9	$51
Net unrealized gains/(losses) on open positions related to economic hedges	1	(21)	(4)	(51)
Total mark-to-market gains/(losses) in operating costs and expenses	$3	$(1)	$5	$—
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.
For the three months ended June 30, 2017, the $20 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, partially offset by the reversal of previously recognized unrealized gains from electricity contracts that settled during the period. The $3 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from contracts that settled during the period.

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
For the six months ended June 30, 2017, the $30 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $5 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from natural gas and coal contracts that settled during the period, offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
Operations and Maintenance
Operations and maintenance decreased by $6 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to lower operating and maintenance costs driven by the timing of planned outages at GenOn Mid-Atlantic and lower maintenance costs due to the deactivation of Pittsburg facility in the current year.

Operations and maintenance decreased by $61 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to the following:

(In millions)
Lower maintenance costs due to prior year environmental control work at Avon Lake and prior year gas additions at Shawville and New Castle	$(28)
Lower operating and maintenance costs due to the timing of planned outages primarily at GenOn Mid-Atlantic	(18)
Lower environmental expense at GenOn Mid-Atlantic for Maryland Ash sites in 2017	(15)
Lower operating and maintenance costs due to the sales of Seward, Shelby and Aurora during the first and third quarters of 2016	(10)
Higher maintenance costs due to higher planned outages at Cheswick in 2017, partially offset by lower maintenance costs due to the deactivation of Pittsburg facility in the current year	7
Other	3
$(61)

Other Cost of Operations
Other cost of operations decreased by $3 million for the three months ended June 30, 2017, compared to the same period in 2016 due to lower assessed property tax values as a result of prior year favorable property tax settlements for Chalk Point and Dickerson.
Other cost of operations increased by $7 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first quarter of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.

Impairment Losses
During the three and six months ended June 30, 2016, GenOn recorded an impairment loss of $59 million primarily due to impairment of Mandalay and Ormond Beach operating units. These losses are further described in Note 7, Impairments.
General and Administrative Expenses
General and administrative expenses increased by $11 million during the six months ended June 30, 2017, compared to the same period in 2016 due to costs incurred, primarily in the first quarter, in connection with advisors and other consultants engaged to assist GenOn and its creditors with regards to the Chapter 11 proceedings as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Gain on Sale of Assets

The $32 million gain on sale of assets during the six months ended June 30, 2016 primarily reflects the $29 million gain on the sale of Shelby.
Other Expense

During the three and six months ended June 30, 2017, GenOn recorded other expense of $18 million, respectively, which represent costs associated with the 2022 Notes that were not assumed, as further described in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.

Reorganization Items

During the three and six months ended June 30, 2017, GenOn recorded income for reorganization items of $77 million, for both periods, which relates to the removal of debt premiums and credit reserve amounts, offset by advisory and legal costs directly associated with the Chapter 11 proceedings since the Petition Date as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Income Tax Expense/(Benefit)
For the three months ended June 30, 2017, GenOn recorded an income tax expense of $6 million on pre-tax income of $13 million. For the same period in 2016, GenOn had recorded no tax on a pre-tax loss of $116 million. The effective tax rate was 46.2% and 0.0% for the three months ended June 30, 2017, and 2016, respectively.
For the six months ended June 30, 2017, GenOn recorded an income tax expense of $7 million on a pre-tax loss of $23 million. For the same period in 2016, GenOn recorded an income tax benefit of $1 million on a pre-tax loss of $16 million. The effective tax rate was (30.4)% and 6.3% for the six months ended June 30, 2017, and 2016, respectively.
For the three and six months ended June 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state income taxes.
For the three months ended June 30, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance.
For the six months ended June 30, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$159	$249	$(90)	$369	$582	$(213)
Capacity revenue (a)	145	183	(38)	269	390	(121)
Mark-to-market for economic hedging activities	13	(97)	110	5	(153)	158
Other revenues	5	5	—	8	9	(1)
Total operating revenues	322	340	(18)	651	828	(177)
Operating Costs and Expenses
Generation cost of sales (a)	208	244	(36)	423	534	(111)
Mark-to-market for economic hedging activities	(2)	(3)	1	(5)	(5)	—
Operations and maintenance	68	75	(7)	131	162	(31)
Other cost of operations	11	13	(2)	24	16	8
Total cost of operations	285	329	(44)	573	707	(134)
Depreciation and amortization	18	19	(1)	36	38	(2)
General and administrative - affiliate	19	20	(1)	44	41	3
Total operating costs and expenses	322	368	(46)	653	786	(133)
Gain on sale of assets	—	—	—	—	3	(3)
Operating (Loss)/Income	—	(28)	28	(2)	45	(47)
Other Income/(Expense)
Other income, net	—	1	(1)	1	1	—
Interest expense	(11)	(14)	(3)	(25)	(29)	(4)
Total other expense	(11)	(13)	(2)	(24)	(28)	(4)
(Loss)/Income Before Reorganization Items and Income Taxes	(11)	(41)	30	(26)	17	(43)
Reorganization items, net	42	—	42	42	—	42
Income/(Loss) Before Income Taxes	31	(41)	72	16	17	(1)
Income tax	—	—	—	—	—	—
Net Income/(Loss)	$31	$(41)	$72	$16	$17	$(1)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.18	$1.95	63%	$3.25	$2.02	61%
MWh sold (in thousands)	785	2,187	(64)%	1,709	4,145	(59)%
MWh generated (in thousands)	780	2,238	(65)%	1,704	4,202	(59)%
(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$159	$249	$369	$582
Capacity revenue	145	183	269	390
Mark-to-market for economic hedging activities	13	(97)	5	(153)
Other revenues	5	5	8	9
Operating revenue	322	340	651	828
Cost of fuel	(49)	(75)	(129)	(164)
Other cost of sales	(159)	(169)	(294)	(370)
Mark-to-market for economic hedging activities	2	3	5	5
Gross margin	$116	$99	$233	$299
Less: Mark-to-market for economic hedging activities, net	15	(94)	10	(148)
Economic gross margin	$101	$193	$223	$447
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

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$104	$77	$211	$170
Capacity revenue	64	86	116	185
Other revenues	1	—	2	2
Operating revenue	169	163	329	357
Cost of fuel	(16)	(9)	(45)	(18)
Other cost of sales	(153)	(154)	(284)	(339)
Gross margin and economic gross margin	$—	$—	$—	$—

GenOn Americas Generation's gross margin increased by $17 million and economic gross margin decreased by $92 million for the three months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 62% decrease in economic generation due to milder weather conditions as well as a 4% decrease in average realized energy prices	$(38)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016, partially offset by similar early financial settlements in 2017	(30)
Lower gross margin due to lower volume of contract capacity as a result of deactivating the Pittsburg facility	(12)
Lower gross margin at GenOn Mid-Atlantic due to a 17% decrease in PJM cleared auction capacity prices as increased imports and increased supply affected auction results	(10)
Lower gross margin due to a 71% decrease in generation at Bowline due to higher planned outages as well as lower realized prices	(6)
Other	4
Decrease in economic gross margin	$(92)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	109
Increase in gross margin	$17
GenOn Americas Generation's gross margin decreased by $66 million and economic gross margin decreased by $224 million for the six months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 62% decrease in economic generation due to milder weather conditions as well as a decrease in realized prices	$(117)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016, partially offset by similar early financial settlements in 2017	(30)
Lower gross margin due to a 43% decrease in generation at Bowline due to planned outages and lower realized prices	(28)
Lower gross margin due to lower volume of contract capacity as a result of deactivating the Pittsburg facility	(23)
Lower gross margin due to a 24% decrease in PJM cleared auction capacity prices as a result of more imports and increased supply, partially offset by a 3% increase in PJM cleared auction capacity volumes	(23)
Other	(3)
Decrease in economic gross margin	$(224)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	158
Decrease in gross margin	$(66)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Americas Generation's operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(11)	$(71)	$(18)	$(164)
Net unrealized gains/(losses) on open positions related to economic hedges	24	(26)	23	11
Total mark-to-market gains/(losses) in operating revenues	$13	$(97)	$5	$(153)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$1	$19	$9	$45
Net unrealized gains/(losses) on open positions related to economic hedges	1	(16)	(4)	(40)
Total mark-to-market gains in operating costs and expenses	$2	$3	$5	$5
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.
For the three months ended June 30, 2017, the $13 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, partially offset by the reversal of previously recognized unrealized gains from electricity contracts that settled during the period. The $2 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
For the six months ended June 30, 2017, the $5 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, largely offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $5 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from natural gas and coal contracts that settled during the period, partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
Operations and Maintenance
Operations and maintenance decreased by $7 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to lower operating and maintenance costs driven by a decrease in planned maintenance expense as a result of lower generation.

Operations and maintenance decreased by $31 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to a decrease in environmental expense for Maryland Ash compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned maintenance expense as a result of lower generation.
Other Cost of Operations
Other cost of operations decreased by $2 million for the three months ended June 30, 2017, compared to the same period in 2016.
Other cost of operations increased by $8 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first quarter of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.
Gain on Sale of Assets
The $3 million gain on sale of assets during the six months ended June 30, 2016 reflects the gain on the sale of an easement of land at Potrero.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate increased by $3 million during the six months ended June 30, 2017, compared to the same period in 2016. As described in Note 10, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses allocated to GenOn Americas Generation under the Services Agreement during 2017 is driven by an increase in planned operating expenses at GenOn Americas Generation relative to the rest of GenOn.
Reorganization Items

During the three and six months ended June 30, 2017, GenOn Americas Generation recorded reorganization items of $42 million, respectively, which relates to the removal of debt premiums and credit reserve amounts as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Income Tax Expense/(Benefit)
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers.
For the three and six months ended June 30, 2017, GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.
For the three and six months ended June 30, 2016, GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.

GenOn Mid-Atlantic

The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$46	$146	$(100)	$129	$349	$(220)
Capacity revenue (a)	49	59	(10)	96	123	(27)
Mark-to-market for economic hedging activities	11	(84)	95	8	(120)	128
Other revenues	1	1	—	3	3	—
Total operating revenues	107	122	(15)	236	355	(119)
Operating Costs and Expenses
Generation cost of sales (a)	31	60	(29)	73	144	(71)
Mark-to-market for economic hedging activities	1	(3)	4	5	1	4
Operations and maintenance	50	61	(11)	99	133	(34)
Other cost of operations	8	10	(2)	16	10	6
Total cost of operations	90	128	(38)	193	288	(95)
Depreciation and amortization	15	14	1	31	29	2
General and administrative — affiliate	18	15	3	38	30	8
Total operating costs and expenses	123	157	(34)	262	347	(85)
Operating (Loss)/Income	(16)	(35)	19	(26)	8	(34)
Other Expense
Interest expense	—	(2)	(2)	(1)	(2)	(1)
Total other expense	—	(2)	(2)	(1)	(2)	(1)
(Loss)/Income Before Income Taxes	(16)	(37)	21	(27)	6	(33)
Income tax	—	—	—	—	—	—
Net (Loss)/Income	$(16)	$(37)	$21	$(27)	$6	$(33)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.18	$1.95	63%	$3.25	$2.02	61%
MWh sold (in thousands)	619	1,557	(60)%	1,273	3,277	(61)%
MWh generated (in thousands)	619	1,615	(62)%	1,273	3,356	(62)%

(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$46	$146	$129	$349
Capacity revenue	49	59	96	123
Mark-to-market for economic hedging activities	11	(84)	8	(120)
Other revenues	1	1	3	3
Operating revenue	107	122	236	355
Cost of fuel	(27)	(51)	(65)	(123)
Other cost of sales	(4)	(9)	(8)	(21)
Mark-to-market for economic hedging activities	(1)	3	(5)	(1)
Gross margin	$75	$65	$158	$210
Less: Mark-to-market for economic hedging activities, net	10	(81)	3	(121)
Economic gross margin	$65	$146	$155	$331
GenOn Mid-Atlantic's gross margin increased by $10 million and economic gross margin decreased by $81 million for the three months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 62% decrease in economic generation due to milder weather conditions as well as a 4% decrease in average realized energy prices	$(38)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016, partially offset by similar early financial settlements in 2017	(30)
Lower gross margin due to a 17% decrease in PJM cleared auction capacity prices as increased imports and increased supply affected auction results	(10)
Other	(3)
Decrease in economic gross margin	$(81)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	91
Increase in gross margin	$10
GenOn Mid-Atlantic's gross margin decreased by $52 million and economic gross margin decreased by $176 million for the six months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 62% decrease in economic generation due to milder weather conditions as well as a decrease in realized prices	$(117)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016, partially offset by similar early financial settlements in 2017	(30)
Lower gross margin due to a 24% decrease in PJM cleared auction capacity prices as increased imports and increased supply affected auction results, partially offset by a 3% increase in PJM cleared auction capacity volumes	(23)
Other	(6)
Decrease in economic gross margin	$(176)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	124
Decrease in gross margin	$(52)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Mid-Atlantic's operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(12)	$(67)	$(13)	$(139)
Net unrealized gains/(losses) on open positions related to economic hedges	23	(17)	21	19
Total mark-to-market gains/(losses) in operating revenues	$11	$(84)	$8	$(120)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$20	$3	$40
Net unrealized losses on open positions related to economic hedges	(3)	(17)	(8)	(41)
Total mark-to-market (losses)/gains in operating costs and expenses	$(1)	$3	$(5)	$(1)
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or financial statement cost caption as the items being hedged.
For the three months ended June 30, 2017, the $11 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in power prices, partially offset by the reversal of previously recognized unrealized gains from electricity contracts that settled during the period. The $1 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, largely offset by the reversal of previously recognized unrealized losses from contracts that settled during the period.
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
For the six months ended June 30, 2017, the $8 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in power prices, partially offset by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period. The $5 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, partially offset by the reversal of previously recognized unrealized losses from contracts that settled during the period.
For the six months ended June 30, 2016, the $120 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, partially offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices and an increase in the value of forward purchases of natural gas contracts as a result of increase in natural gas prices. The $1 million loss in operating costs and expenses from economic hedge positions was primarily driven by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices, largely offset by the reversal of previously recognized unrealized losses from coal contracts that settled during the period.

Operations and Maintenance
Operations and maintenance decreased by $11 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to lower operating and maintenance costs driven by a decrease in planned maintenance expense.
Operations and maintenance decreased by $34 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to decrease in environmental expenses for Maryland Ash compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned maintenance expense.
Other Cost of Operations
Other cost of operations decreased by $2 million for the three months ended June 30, 2017, compared to the same period in 2016.
Other cost of operations increased by $6 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first quarter of 2016 for Chalk Point and Dickerson.

General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate increased by $3 million during the three months ended June 30, 2017 compared to the same period in 2016. As described in Note 10, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses allocated to GenOn Mid-Atlantic under the Services Agreement during 2017 is driven by an increase in planned operating expenses at GenOn Mid-Atlantic relative to the rest of GenOn.
General and administrative expenses - affiliate increased by $8 million during the six months ended June 30, 2017 compared to the same period in 2016. As described in Note 10, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses allocated to GenOn Mid-Atlantic under the Services Agreement during 2017 is driven by an increase in planned operating expenses at GenOn Mid-Atlantic relative to the rest of GenOn.
Income Tax Expense/(Benefit)
GenOn Mid-Atlantic is not subject to income taxes as it is a disregarded entity for tax purposes.
For the three and six months ended June 30, 2017, GenOn Mid-Atlantic was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.
For the three and six months ended June 30, 2016, GenOn Mid-Atlantic was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2017 and December 31, 2016, the Registrants' liquidity was comprised of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$510	$463
GenOn Mid-Atlantic (a)	139	471
REMA (a)	94	100
Restricted cash	1	—
Total	744	1,034
Credit facility availability (b)	190	228
Total liquidity	$934	$1,262
(a) At June 30, 2017, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
(b) Includes the $330 million interim letter of credit facility with NRG that was terminated in July 2017. On July 14, 2017, GenOn obtained a $300 million cash collateralized letter of credit facility from a third party financial institution, which is not included in the table above.

For the six months ended June 30, 2017, total liquidity decreased $328 million. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion. Also, in July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial margin.
As further described in Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements of this Form 10-Q, management believes that the Registrants' liquidity position, cash flows from operations and uncertainty as to the outcome of the Chapter 11 Cases, provide substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern, including its ability to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
The filing of the Chapter 11 Cases constitutes an event of default under the Debt Documents. As the result, all outstanding indebtedness under the Debt Documents has become or may be declared due and payable. Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases and the holders' rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, GenOn expects that its primary sources of liquidity will continue to be cash on hand, cash flows from operations and letter of credit facility.

In addition to the cash requirements necessary to fund ongoing operations, GenOn has incurred and continues to incur significant professional fees and other costs in connection with preparation and handling of the Chapter 11 Cases. GenOn anticipates that it will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

Although GenOn believes its cash on hand, cash flow from operating activities and letter of credit facility up to the time when it emerges from bankruptcy will be adequate to meet the short-term liquidity requirements of its existing business, GenOn cannot assure that such amounts will be sufficient to fund its operations. GenOn's long-term liquidity requirements and the adequacy of its capital resources are difficult to predict at this time.

For further discussion of liquidity risks and risks associated with the Chapter 11 Cases, see Item 1A, Risk Factors.

As described above and in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, GenOn Energy, Inc. and GenOn Americas Generation have submitted the Plan in connection with the Chapter 11 Cases. There is no assurance that such Plan will be approved by the requisite stakeholders, confirmed by the Bankruptcy Court, or successfully implemented thereafter. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the successful confirmation of the Plan and emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.

With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of June 30, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 8, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.

Restricted Payments Tests
Of the $743 million of cash and cash equivalents of the Registrants' as of June 30, 2017, $139 million and $94 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of June 30, 2017, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments. GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
Sources of Liquidity
The principal sources of liquidity for the Registrants' future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations, cash proceeds from future sales of assets and the letter of credit facility. The Registrants' operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed GenOn's and GenOn Americas Generation's debt service obligations and the holders' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
GenOn Mid-Atlantic Long-Term Deposits
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis Funding Corp., or Natixis, under which Natixis will procure payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson, or the Natixis Agreement. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. Natixis is solely responsible for (i) obtaining letters of credit from the LC Provider, (ii) causing the letters of credit to be issued to the lessors to support the lease payments on behalf of GenOn Mid-Atlantic, (iii) making lease payments and (iv) satisfying any reimbursement obligations payable to the LC Provider. The payment was accounted for as a long-term deposit on the Registrants' consolidated balance sheets prior to June 30, 2017, reflecting the deferred benefit to GenOn Mid-Atlantic of its contractual rights under the Natixis Agreement, including lease payments Natixis has agreed to make thereunder, and notwithstanding that GenOn Mid-Atlantic had made an irrevocable payment to Natixis.

In letters dated February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation units, or Notices, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 10, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, to support the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the Intercompany Revolver. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the Intercompany Revolver. On May 5, 2017, GenOn Mid-Atlantic repaid $125 million to GenOn.
GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit, and the draws thereon constituted a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid‑Atlantic has been vigorously pursuing its rights and remedies in connection with these actions. On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank, N.A., or U.S. Bank, in its capacity as the indenture trustee, the GenOn Mid-Atlantic Complaint. The GenOn Mid-Atlantic Complaint seeks, inter alia, a declaratory judgment that no lease events of default exist and asserts counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. On June 8, 2017, the owner lessors filed a complaint in the Supreme Court for the State of New York against GenOn Mid‑Atlantic and certain of its affiliates, including GenOn and NRG, the Owner Lessor Complaint. The Owner Lessor Complaint asserts ten counts for various fraudulent transfer, contract, and other claims and seeks hundreds of millions of dollars in damages.
On June 28, 2017, GenOn Mid-Atlantic directed U.S. Bank in its capacity as the indenture trustee, to apply the $125 million that had been drawn on the letters of credit under NRG's revolving credit facility to the June 30 rent obligations related to the operating leases. In addition, GenOn Mid‑Atlantic paid $2.7 million to the owner lessors, which, together with the $125 million, would satisfy the June 30 rent obligations. The owner lessors notified U.S. Bank that the $125 million was to be held pending the outcome of the GenOn Mid-Atlantic Complaint, and that GenOn Mid‑Atlantic must instead satisfy its rent obligations solely from available cash. In response, GenOn Mid-Atlantic again directed U.S. Bank to apply the same $125 million to the June 30 rent obligations. On June 30, 2017, U.S. Bank drew on the Natixis Agreement in the amount of $125 million in order to satisfy the remaining June 30 rent obligation. At such time, GenOn Mid-Atlantic transferred $125 million of the amount paid under the Natixis Agreement to prepaid rent - non-current in its consolidated balance sheet. GenOn Mid-Atlantic disputes that the draw on the Natixis Agreement was proper. The owner lessors dispute that the June 30 rent obligations were satisfied, stating that they have only received the $2.7 million.
On July 6 and 7, 2017, GenOn Mid-Atlantic received notices from certain owner lessors under its operating leases of the Dickerson coal generation units, or the Dickerson Notices. The Dickerson Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. GenOn Mid-Atlantic disputes that there is a lease event of default related to the Natixis Agreement. On July 31, 2017, and pursuant to an agreement reached between GenOn Mid-Atlantic, the owner lessors and certain holders of pass-through certificates, the proceeds of the draw on the Natixis Agreement were applied by the trustee to the June 30 rent payment and distributed to the holders of the pass through certificates of the Morgantown facility pursuant to the waterfall applicable in a “no default” scenario.
On July 7, 2017, GenOn Mid-Atlantic entered into a forbearance agreement with U.S. Bank and certain consenting owners under the Morgantown operating lease, pursuant to which such parties agreed to forbear in the exercise of their rights and remedies with respect to the alleged events of default and to forbear from taking any action with respect to the effects of any alleged default, alleged event of default, or any other alleged breach under the lease agreement for the Morgantown coal generation unit. The forbearance agreement became effective on July 10, 2017 and will remain in effect until the earlier of (i) August 15, 2017 and (ii) the occurrence of an event of termination under the forbearance agreement. In consideration for such forbearance, GenOn Mid-Atlantic agreed, among other things, to ratify and affirm its obligations and responsibilities under the lease agreements.

Capital Expenditures
The following table and description summarizes the Registrants' capital expenditures for maintenance, environmental, and fuel conversions/additions for the six months ended June 30, 2017 and currently estimated capital expenditures forecast for the remainder of 2017.

	Maintenance	Environmental	Fuel conversions/additions	Total
	(In millions)
Total cash capital expenditures for the six months ended June 30, 2017
GenOn	$32	$14	$9	$55
GenOn Americas Generation	20	8	—	28
GenOn Mid-Atlantic	18	8	—	26
Estimated capital expenditures for the remainder of 2017
GenOn	35	5	6	46
GenOn Americas Generation	10	2	—	12
GenOn Mid-Atlantic	8	2	—	10

Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2017 through 2021 required to comply with environmental laws will be approximately $29 million for GenOn, which includes $11 million for GenOn Americas Generation. The estimate for GenOn Americas Generation includes $11 million for GenOn Mid-Atlantic.
Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating station through 2026 and leases 16.67% and 16.45% interests in the Keystone and Conemaugh coal generation stations, respectively, through 2034. In addition, GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation stations and associated property through 2029 and 2034, respectively. GenOn and GenOn Mid-Atlantic account for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively. As of June 30, 2017, the termination value of the GenOn Mid-Atlantic operating leases was $952 million, and as of June 30, 2017, the termination value of the REMA operating leases was $623 million. See above for further information regarding the status of the GenOn Mid-Atlantic leases and related payments.
The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the six months ended June 30, 2017 and the future payments for the remaining term of the respective lease agreements.

	Six months ended June 30, 2017	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
REMA	$12	$51	$55	$65	$56	$47	$231	$517
GenOn Mid-Atlantic	128	16	105	139	105	42	400	935
Total Minimum Lease Payment	$140	$67	$160	$204	$161	$89	$631	$1,452

Cash Flow Discussion

The following table reflects the changes in cash flows for the comparative six month periods:

GenOn

	Six months ended June 30,
	2017	2016	Change
	(In millions)
Net cash (used)/provided by operating activities	$(137)	$30	$(167)
Net cash used by investing activities	(55)	(60)	5
Net cash used by financing activities	(98)	(2)	(96)

Net Cash (Used)/Provided By Operating Activities
Changes to net cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(248)
Change in cash collateral in support of risk management activities	125
Proceeds from sale of emissions allowances in 2016	(36)
Changes in fuel inventory to meet commodity and transportation obligations	(68)
Other changes in working capital primarily related to prepaid rent	60
$(167)
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Decrease in capital expenditures primarily due to the completion of gas addition projects at Shawville and New Castle, as well as fewer planned outages across the fleet	$125
Proceeds from sales of assets in 2016	(120)
$5
Net Cash Used By Financing Activities
Changes to net cash used by investing activities were driven by

(In millions)
Payment for credit support	$(130)
Proceeds from draw on intercompany secured revolving credit facility	125
Payments for financing costs primarily related to the 2022 Notes and the Backstop Fee	(92)
Decrease in payments for current and long-term debt	1
$(96)

GenOn Americas Generation

	Six months ended June 30,
	2017	2016	Change
	(In millions)
Net cash (used)/provided by operating activities	$(33)	$52	$(85)
Net cash used by investing activities	(28)	(25)	(3)
Net cash used by financing activities	(271)	—	(271)

Net Cash (Used)/Provided By Operating Activities

Changes to net cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(194)
Change in cash collateral in support of risk management activities	132
Changes in fuel inventory to meet commodity and transportation obligations	(48)
Other changes in working capital	25
$(85)
Net Cash Used By Investing Activities
Changes to net cash used by investing activities was driven by capital expenditures and proceeds from the sale of assets in 2016.
Net Cash Used By Financing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Payment for credit support	$(130)
Payment for amounts due to GenOn Energy, Inc.	(125)
Payments for financing costs primarily related to the Backstop Fee	(16)
$(271)

GenOn Mid-Atlantic

	Six months ended June 30,
	2017	2016	Change
	(In millions)
Net cash (used)/provided by operating activities	$(50)	$49	$(99)
Net cash used by investing activities	(26)	(24)	(2)
Net cash used by financing activities	(256)	—	(256)

Net Cash (Used)/Provided By Operating Activities

Changes in net cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(148)
Changes in fuel inventory to meet commodity and transportation obligations	(49)
Other changes in working capital primarily related to prepaid rent	98
$(99)

Net Cash Used By Investing Activities

Changes to net cash used by investing activities were driven by capital expenditures.
Net Cash Used By Financing Activities
Changes to net cash used by investing activities were primarily driven by $130 million payment for credit support and $125 million payment for amounts due to GenOn Energy, Inc.

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740

GenOn

For the six months ended June 30, 2017, GenOn had a total domestic pre-tax book loss of $23 million. GenOn had cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $1.3 billion and state of $2.7 billion as of December 31, 2016. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn’s net federal NOLs will begin to expire starting in 2032.

As of December 31, 2016, GenOn recorded a net deferred tax asset of $2.1 billion relating primarily to federal and state loss carryforwards, out-of-market contracts and differences between book and tax basis of property, plant and equipment. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on the $2.1 billion tax asset as of December 31, 2016, thus a valuation allowance has been recorded. GenOn’s tax effected valuation allowance was $2.1 billion as of December 31, 2016.

As of June 30, 2017, GenOn does not have any uncertain tax benefits.
GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2015, and with few exceptions, state and local tax examinations are no longer open for years prior to 2010.
GenOn Americas Generation

For the six months ended June 30, 2017, the GenOn Americas Generation had a total domestic pre-tax book income of $16 million. As of December 31, 2016, GenOn Americas Generation had no cumulative carryforwards available.

As of December 31, 2016, GenOn Americas Generation recorded a net deferred tax asset of $822 million relating primarily to differences between book and tax basis of property, plant and equipment and out-of-market contracts. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Americas Generation believes that it is more likely than not that a benefit will not be realized on the $822 million tax asset as of December 31, 2016, thus a valuation allowance has been recorded. GenOn Americas Generation’s tax effected valuation allowance was $822 million as of December 31, 2016.

As of June 30, 2017, GenOn Americas Generation does not have any uncertain tax benefits.

GenOn Mid-Atlantic

For the six months ended June 30, 2017, the GenOn Mid-Atlantic had a total domestic pre-tax book loss of $27 million. As of December 31, 2016, GenOn Mid-Atlantic had no cumulative carryforwards available.

As of December 31, 2016, GenOn Mid-Atlantic recorded a net deferred tax asset of $648 million relating primarily to differences between book and tax basis of property, plant and equipment. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Mid-Atlantic believes that it is more likely than not that a benefit will not be realized on the $648 million tax asset as of December 31, 2016, thus a valuation allowance has been recorded. GenOn Mid-Atlantic’s tax effected valuation allowance was $648 million as of December 31, 2016.

As of June 30, 2017, GenOn Mid-Atlantic does not have any uncertain tax benefits.

Off-Balance Sheet Arrangements

Obligations under Certain Guarantee Contracts

The Registrants and certain of their subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.

Retained or Contingent Interests

The Registrants do not have any material retained or contingent interests in assets transferred to an unconsolidated entity.

Contractual Obligations and Commercial Commitments

The Registrants have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Registrants' capital expenditure programs. These are disclosed in the following table and in the Registrants' 2016 Form 10-K in Note 9, Debt and Capital Leases, Note 11, Benefit Plans and Other Postretirement Benefits, and Note 14, Commitment and Contingencies. See also Note 3, Chapter 11 Cases, Note 8, Debt and Capital Leases, and Note 11, Commitments and Contingencies, to this Form 10-Q for discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and six months ended June 30, 2017.

GenOn

	By Remaining Maturity at June 30,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(In millions)
Letters of credit and surety bonds	$227	$1	$—	$—	$228
Other guarantees	—	365	—	198	563
Total guarantees	$227	$366	$—	$198	$791

GenOn Americas Generation

	By Remaining Maturity at June 30,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(In millions)
Letters of credit and surety bonds	$30	$—	$—	$—	$30
Total guarantees	$30	$—	$—	$—	$30

Fair Value of Derivative Instruments
The Registrants may enter into power sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2017.
GenOn

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2016	$2
Contracts realized or otherwise settled during the period	(2)
Changes in fair value	34
Fair Value of Contracts as of June 30, 2017	$34

	Fair Value of Contracts as of June 30, 2017
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$22	$14	$—	$—	$36
Level 3	(2)	—	—	—	(2)
Total	$20	$14	$—	$—	$34
GenOn Americas Generation

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2016	$(3)
Contracts realized or otherwise settled during the period	(9)
Changes in fair value	15
Fair Value of Contracts as of June 30, 2017	$3

	Fair Value of Contracts as of June 30, 2017
	Maturity
Fair value hierarchy Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$1	$2	$—	$—	$3
Total	$1	$2	$—	$—	$3

GenOn Mid-Atlantic

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2016	$2
Contracts realized or otherwise settled during the period	(10)
Changes in fair value	12
Fair Value of Contracts as of June 30, 2017	$4

	Fair Value of Contracts as of June 30, 2017
	Maturity
Fair value hierarchy Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$1	$3	$—	$—	$4
Total	$1	$3	$—	$—	$4
The Registrants have elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Registrants' portfolio. As the Registrants' trade-by-trade derivative accounting results in a gross-up of their derivative assets and liabilities, the net derivative asset and liability position is a better indicator of Registrants' hedging activity. As of June 30, 2017, GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic had net derivative asset balances of $34 million, $3 million, and $4 million, respectively, which is an increase to total fair value of $32 million, $6 million, and $2 million, respectively, as compared to December 31, 2016. These increases were primarily driven by gains in fair value, offset by the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic derivative contracts would result in a decrease of approximately $62 million, $28 million, and $27 million, respectively, in the net value of derivatives as of June 30, 2017. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic derivative contracts would result in an increase of approximately $61 million, $28 million, $27 million, respectively, in the net value of derivatives as of June 30, 2017.

Critical Accounting Policies and Estimates
The Registrants' discussion and analysis of the financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.
On an ongoing basis, the Registrants evaluate these estimates, utilizing historic experience, consultation with experts and other methods the Registrants consider reasonable. In any event, actual results may differ substantially from the Registrants’ estimates. Any effects on the Registrants’ business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known.
The Registrants’ significant accounting policies are summarized in the 2016 Form 10-K, Item 15 - Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements. The Registrants identify their most critical accounting policies as those that are the most pervasive and important to the portrayal of their financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

Accounting Policy	Judgments/Uncertainties Affecting Application
Derivative Instruments	Assumptions used in valuation techniques
Assumptions used in forecasting generation
Market maturity and economic conditions
Contract interpretation
Market conditions in the energy industry, especially the effects of price volatility on contractual commitments
Impairment of Long-Lived Assets	Recoverability of investment through future operations
Regulatory and political environments and requirements
Estimated useful lives of assets
Environmental obligations and operational limitations
Estimates of future cash flows
Estimates of fair value
Judgment about impairment triggering events
Income Taxes and Valuation Allowance for Deferred Tax Assets	Ability to be sustained upon audit examination of taxing authorities
Interpret existing tax statute and regulations upon application to transactions
Ability to utilize tax benefits through carry backs to prior periods and carry forwards to future periods
A detailed description of the most difficult, subjective and/or complex judgments by the Registrants’ management with respect to Derivative Instruments is included in Note 4, Fair Value of Financial Instruments, to the Registrants’ 2016 Form 10-K and a detail description of the most difficult, subjective and/or complex judgments by the Registrants’ management with respect to Impairment of Long-Lived Assets is included in Note 8, Impairments, to the Registrants’ 2016 Form 10-K. A detailed description of the most difficult, subjective and/or complex judgments by the Registrants’ management with respect to Income Taxes and Valuation Allowance for Deferred Tax Assets is included in Note 12, Income Taxes, to the Registrants’ 2016 Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The Registrants are exposed to several market risks in their normal business activities. Market risk is the potential loss that may result from market changes associated with the Registrants' merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Registrants are exposed to are commodity price risk, interest rate risk, and credit and performance risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Registrants' 2016 Form 10-K.
Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants' are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases. See Note 5, Fair Value of Financial Instruments, to this Form 10-Q for discussions regarding counterparty credit risk and retail customer credit risk, and Note 6, Accounting for Derivative Instruments and Hedging Activities, to this Form 10-Q for discussion regarding credit risk contingent features.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
On June 14, 2017, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the GenOn entities have been stayed by operation of Section 362(a) of the Bankruptcy Code. For more information, see Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q. For a discussion of additional material legal proceedings in which the Registrants were involved through June 30, 2017, see Note 11, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2016 Form 10-K. Except as presented below, there have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2016 Form 10-K.
GenOn and the other GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases, which could adversely affect GenOn's business operations.

GenOn and the other GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, the GenOn Entities' business and operations will be subject to various risks, including but not limited to, the following:

•	it may be difficult for the GenOn Entities to obtain and maintain commercial relationships on competitive terms with customers, suppliers and others;

•	it may be difficult to retain and motivate key employees through the process of reorganization, and to attract new employees;

•	GenOn's senior management will be required to spend significant time and effort dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations;

•	GenOn will incur substantial costs, fees and other expenses associated with the Chapter 11 Cases; and

•	GenOn may not be able to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.

GenOn will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with GenOn’s plans. These risks and uncertainties could affect business and operations in various ways and may also affect the date of the GenOn Entities' emergence from Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with the Chapter 11 Cases, GenOn cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases will have on their business, cash flows, liquidity, financial condition and results of operations. These risks may adversely affect GenOn’s business prospects and ability to continue as a going concern.
If the Plan does not become effective, if current financing is insufficient, or if other financing is not available, GenOn could be required to seek a sale of the company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or be required to liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, a plan of reorganization must become effective. There can be no assurance that the Plan will occur, which would permit the GenOn Entities to emerge from their Chapter 11 Cases and continue operations. If GenOn is unable to meet its liquidity needs, it may have to take other actions to seek additional financing to the extent available or it could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.
There can be no assurance that GenOn’s current cash position and amounts of cash from future operations will be sufficient to fund ongoing operations during the Chapter 11 Cases. In the event that GenOn does not have sufficient cash to meet its liquidity requirements, and its current financing is insufficient or exit financing is not available in connection with its emergence under a Chapter 11 plan of reorganization, GenOn may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on reasonably acceptable terms. Failure to secure any necessary exit financing, or additional financing, would have a material adverse effect on GenOn’s operations and ability to continue as a going concern.

GenOn is highly dependent on NRG for services under a shared services agreement. Loss of such services, if any, after GenOn emerges from bankruptcy could have a material impact on GenOn's business, financial condition, results of operation and cash flows.

GenOn receives significant services from NRG under a shared services agreement.  Under the shared services agreement, GenOn relies on NRG for its administrative and management functions and services including human resources-related functions, accounting, tax administration, information systems, legal services, treasury and planning, operations and asset management, risk and commercial operations, and other support services.  If the Plan is approved by the Bankruptcy Court or otherwise upon its emergence from bankruptcy, GenOn may not be able to receive such shared services from NRG other than during the transition period contemplated by the Restructuring Support Agreement.  As a result, GenOn will need to utilize its own resources for such services or otherwise find a substitute provider for such services.  GenOn, however, may not have sufficient internal resources to effectively provide such services and may not be able to contract with a substitute service provider on similar terms or at all. Moreover, the costs of obtaining a substitute service provider, if found, may also be substantial and overly burdensome for GenOn. In addition, in light of NRG's familiarity with GenOn's assets, a substitute service provider, if any, may not be able to provide the same level of service due to lack of preexisting synergies. If, after emerging from bankruptcy, GenOn cannot support necessary services from its internal resources or otherwise locate a provider that is able to provide it with substantially similar services as NRG does under the shared services agreement on similar terms for similar costs, GenOn's business, financial condition, results of operation and cash flows would be adversely affected.

GenOn may not be able to successfully implement the restructuring set forth in the Restructuring Support Agreement, including the Settlement Agreement, should GenOn determine to do so.

The consummation of the restructuring described in the Restructuring Support Agreement, should GenOn elect to proceed with the Restructuring Support Agreement, is subject to a number of risks which include, among other things, that:

•	definitive restructuring documents may not be completed, or Bankruptcy Court approvals obtained, in accordance with the deadlines set forth in the Restructuring Support Agreement;

•	the restructuring may not be accepted by the requisite number of creditors; and

•	the Restructuring Support Agreement may be terminated in accordance with its terms.

If GenOn is unable to implement the restructuring contemplated by the Restructuring Support Agreement, it is unclear whether GenOn and the other GenOn Entities will be able to reorganize their businesses. There can be no assurance as to the timing of receipt of required approvals or when the Plan might become effective. If the restructuring contemplated by the Restructuring Support Agreement is not completed, or if a protracted reorganization or liquidation were to occur, there can be no assurance as to what, if any, distribution holders of claims against, or equity interests in, the GenOn Entities ultimately would receive with respect to their claims or equity interests; in addition, the GenOn Entities could continue to face ongoing litigation and incur other significant costs. The uncertainty regarding the eventual outcome of GenOn's restructuring, and the effect of other unknown adverse factors could threaten GenOn's existence as a going concern.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for the GenOn Entities to satisfy.

There are certain material conditions the GenOn Entities must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. The ability of the GenOn Entities to timely complete such milestones is subject to risks and uncertainties that may be beyond their control.

As a result of the Chapter 11 proceedings, GenOn’s historical financial information may not be indicative of its future financial performance.

GenOn’s capital structure will be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to GenOn upon the effective date of a Chapter 11 plan, GenOn’s assets and liabilities would be adjusted to fair value. Accordingly, if fresh-start accounting rules apply, GenOn’s financial condition and results of operations following its emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in its historical financial statements.

The GenOn Entities may not be able to respond timely to certain events or take advantage of certain opportunities due to the need for Bankruptcy Court approval.

Transactions by the GenOn Entities outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the GenOn Entities’ ability to respond timely to certain events or take advantage of certain opportunities. The GenOn Entities may not be able to obtain Bankruptcy Court approval or such approval may be delayed or conditioned with respect to actions they seek to undertake during the pendency of the Chapter 11 Cases.

Certain of GenOn's subsidiaries receive significant services from GenOn and the loss of such services could have a material adverse impact on their financial condition and results of operations.

Certain of GenOn's subsidiaries receive significant services from GenOn, including, among others, cash management and accounting services. If the provision of these services were to be delayed, interrupted or otherwise halted for any reason, including as a result of the Chapter 11 Cases, this could have a material adverse impact on their financial condition and results of operations. A replacement supplier of these services may not be found within a reasonable time (or at all) and/or on economic terms that are commercially reasonable.
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.
Item 3 — DEFAULTS UPON SENIOR SECURITIES (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
See Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a description of events of default by GenOn and GenOn Americas Generation under the GenOn Senior Notes and the GenOn Americas Generation Senior Notes.
Item 4 — MINE SAFETY DISCLOSURES (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Not applicable.
Item 5 — OTHER INFORMATION (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 6 — EXHIBITS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
4.1	Indenture, dated May 8, 2017, between Remote Escrow Finance Vehicle LLC and The Bank of New York Mellon.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on form 8-K filed on May 9, 2017.
4.2	Form of 10.500% Senior Secured First Lien Note due 2022.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on form 8-K filed on May 9, 2017.
10.1
Amendment No. 2 to Revolving Credit Agreement, dated May 8, 2017, by and among GenOn Energy, Inc., as borrower, NRG Americas, Inc., as borrower, the guarantors party thereto and NRG Energy, Inc., as administrative agent and lender.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on May 9, 2017.
10.2	Services Agreement Amendment, dated May 8, 2017, between GenOn Energy, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on May 9, 2017.
10.3	Consent Agreement, dated as of May 22, 2017, by and among GenOn Energy, Inc., NRG Energy, Inc. and the holders of Notes signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on May 23, 2017.
10.4
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 14, 2017.
10.5	Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.6	Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.7	Forbearance Agreement, dated as of July 7, 2017, by and among U.S. Bank National Association, certain Holders of Pass Through Trust Certificates thereto and GenOn Mid-Atlantic, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2017.
31.1A1	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A1	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A1	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
10.1	Consent Agreement, dated as of May 22, 2017, by and among GenOn Energy, Inc., NRG Energy, Inc. and the holders of Notes signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on May 23, 2017.
10.2
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 14, 2017.
10.3	Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.4	Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.5	Forbearance Agreement, dated as of July 7, 2017, by and among U.S. Bank National Association, certain Holders of Pass Through Trust Certificates thereto and GenOn Mid-Atlantic, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2017.
31.1A2	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A2	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A2	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

GenOn Mid-Atlantic, LLC Exhibit Index

Number	Description	Method of Filing
10.1
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 14, 2017.
10.2	Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.3	Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.4	Forbearance Agreement, dated as of July 7, 2017, by and among U.S. Bank National Association, certain Holders of Pass Through Trust Certificates thereto and GenOn Mid-Atlantic, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2017.
31.1A3	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A3	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A3	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

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

Date: August 8, 2017

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

Date: August 8, 2017

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

Date: August 8, 2017