Form 10-Q
period 2017-09-30
GenOn Energy, Inc.; GENON AMERICAS GENERATION LLC; GENON MID-ATLANTIC, LLC
filed 2017-11-06
CIK 1126294, 1140761, 1138258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2017

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2016, under Item 1A - Risk Factors, in Part II, Item 1A of the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, in Part II, Item 1A herein, and the following:

•
The ability of GenOn, GenOn Americas Generation and certain of their directly and indirectly-owned subsidiaries to consummate one or more plans of reorganization with respect to their Chapter 11 Cases, and to consummate the transactions contemplated by the Restructuring Support Agreement, including the ability of GenOn to successfully operate following any reorganization;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2016 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2016
Amended Plan	Amended Joint Chapter 11 Plan of Reorganization filed by the GenOn Entities on September 18, 2017
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
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

Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
ELG	Effluent Limitations Guidelines
EPA	United States Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031

GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
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

GHG	Greenhouse Gases
GW	Gigawatts
HAPs	Hazardous Air Pollutants
ICE	Intercontinental Exchange
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income/(Loss)
PER	Peak Energy Rent
Petition Date	June 14, 2017
PJM	PJM Interconnection, LLC
Plan	Joint Chapter 11 Plan of Reorganization of the GenOn Entities filed on June 29, 2017 and as amended on September 18, 2017 and October 2, 2017
PUCO	Public Utility Commission of Ohio

RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
Restructuring Support Agreement
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017 and as amended by the first amendment thereto on October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto

RTO	Regional Transmission Organization
Second Amended Plan	Second Amended Joint Chapter 11 Plan of Reorganization of the GenOn Entities filed on October 2, 2017
Securities Act	The Securities Act of 1933, as amended
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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$483	$544	$1,161	$1,515
Operating revenues — affiliate	1	(12)	70	(6)
Total operating revenues	484	532	1,231	1,509
Operating Costs and Expenses
Cost of operations	224	279	650	864
Cost of operations — affiliate	90	74	226	180
Depreciation and amortization	43	59	128	153
Impairment losses	—	—	—	59
General and administrative	11	10	26	14
General and administrative — affiliate	14	46	100	139
Total operating costs and expenses	382	468	1,130	1,409
Gain on sale of assets	—	262	—	294
Operating Income	102	326	101	394
Other Income/(Expense)
Other income, net	3	2	9	6
Interest expense	(2)	(41)	(83)	(123)
Interest expense — affiliate	(2)	(3)	(8)	(9)
Other expense	—	—	(18)	—
Total other expense	(1)	(42)	(100)	(126)
Income Before Reorganization Items and Income Taxes	101	284	1	268
Reorganization items, net	(29)	—	48	—
Income Before Income Taxes	72	284	49	268
Income tax expense	—	21	7	20
Net Income	$72	$263	$42	$248

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$810	$1,034
Restricted cash	1	—
Accounts receivable	124	109
Inventory	375	389
Derivative instruments	29	54
Derivative instruments — affiliate	10	54
Cash collateral posted in support of energy risk management activities	47	53
Cash collateral posted in support of energy risk management activities — affiliate	25	79
Prepaid rent and other current assets	151	128
Total current assets	1,572	1,900
Property, plant and equipment, net	2,468	2,543
Other Assets
Intangible assets, net	26	62
Derivative instruments	16	16
Derivative instruments — affiliate	1	—
Long-term deposits	130	—
Prepaid rent — non-current	352	245
Other non-current assets	136	94
Total other assets	661	417
Total Assets	$4,701	$4,860
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$704
Accounts payable	79	113
Accounts payable — affiliate	27	78
Derivative instruments	26	46
Derivative instruments — affiliate	9	59
Accrued expenses and other current liabilities	128	191
Total current liabilities	270	1,191
Liabilities Subject to Compromise	2,862	—
Other Liabilities
Long-term debt and capital leases	1	2,050
Long-term debt — affiliate	125	—
Derivative instruments	2	10
Derivative instruments — affiliate	4	7
Out-of-market contracts	753	811
Other non-current liabilities	289	451
Total non-current liabilities	1,174	3,329
Total Liabilities	4,306	4,520
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	338	325
Retained earnings	86	44
Accumulated other comprehensive loss	(29)	(29)
Total Stockholder's Equity	395	340
Total Liabilities and Stockholder's Equity	$4,701	$4,860
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net Income	$42	$248
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Depreciation and amortization	128	153
Amortization of debt premiums	(24)	(39)
Loss on financing arrangement for 2022 Notes	18	—
Non-cash adjustment to write-off unamortized debt premiums	(107)	—
Amortization of out-of-market contracts and emission allowances	(59)	(58)
Gain on sale of assets	—	(294)
Impairment losses	—	59
Changes in derivative instruments	(13)	175
Changes in collateral deposits supporting energy risk management activities	60	(112)
Proceeds from sale of emission allowances	—	36
Lower of cost or market inventory adjustments	2	—
Changes in other working capital	(100)	22
Net Cash (Used)/Provided by Operating Activities	(53)	190
Cash Flows from Investing Activities
Capital expenditures	(69)	(239)
Proceeds from sale of assets, net	—	563
Other	—	2
Net Cash (Used)/Provided by Investing Activities	(69)	326
Cash Flows from Financing Activities
Payment for credit support	(130)	—
Payments for financing costs	(94)	—
Proceeds from draw on intercompany secured revolving credit facility	125	—
Payments for current and long-term debt	(2)	(4)
Net Cash Used by Financing Activities	(101)	(4)
Net (Decrease)/Increase in Cash, Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties	(223)	512
Cash, Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties at Beginning of Period	1,034	716
Cash, Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties at End of Period	$811	$1,228

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$402	$494	$1,003	$1,362
Operating revenues — affiliate	27	56	77	16
Total operating revenues	429	550	1,080	1,378
Operating Costs and Expenses
Cost of operations	126	160	349	496
Cost of operations — affiliate	238	276	588	647
Depreciation and amortization	18	21	54	59
General and administrative	6	—	6	—
General and administrative — affiliate	9	21	53	62
Total operating costs and expenses	397	478	1,050	1,264
Gain on sale of assets	—	74	—	77
Operating Income	32	146	30	191
Other Income/(Expense)
Other income, net	1	1	2	2
Interest expense	(1)	(14)	(24)	(39)
Interest expense — affiliate	—	(1)	(2)	(5)
Total other expense	—	(14)	(24)	(42)
Income Before Reorganization Items and Income Taxes	32	132	6	149
Reorganization items, net	—	—	42	—
Income Before Income Taxes	32	132	48	149
Income tax	—	—	—	—
Net Income	$32	$132	$48	$149

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$174	$471
Accounts receivable	111	85
Note receivable — affiliate	318	315
Inventory	236	245
Derivative instruments	29	54
Derivative instruments — affiliate	40	126
Cash collateral posted in support of energy risk management activities	45	51
Cash collateral posted in support of energy risk management activities — affiliates	25	79
Prepaid rent and other current assets	95	77
Total current assets	1,073	1,503
Property, plant and equipment, net	1,058	1,088
Other Assets
Intangible assets, net	26	62
Derivative instruments	16	16
Derivative instruments — affiliate	9	18
Long-term deposits	130	—
Prepaid rent — non-current	278	204
Other non-current assets	28	11
Total other assets	487	311
Total Assets	$2,618	$2,902
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$39	$61
Accounts payable — affiliate	20	116
Derivative instruments	26	46
Derivative instruments — affiliate	45	139
Accrued expenses and other current liabilities	54	94
Total current liabilities	184	456
Liabilities Subject to Compromise	721	—
Other Liabilities
Long-term debt	—	745
Derivative instruments	2	10
Derivative instruments — affiliate	21	22
Out-of-market contracts	471	492
Other non-current liabilities	118	124
Total non-current liabilities	612	1,393
Total Liabilities	1,517	1,849
Commitments and Contingencies
Member’s Equity
Member’s interest	1,101	1,053
Total Member’s Equity	1,101	1,053
Total Liabilities and Member’s Equity	$2,618	$2,902

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net Income	$48	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	59
Amortization of debt premiums	(3)	(5)
Non-cash adjustment to write-off unamortized debt premiums	(47)	—
Amortization of out-of-market contracts and emission allowances	(21)	(20)
Gain on sale of assets	—	(77)
Changes in derivative instruments	(3)	182
Changes in collateral deposits supporting energy risk management activities	60	(119)
Lower of cost or market inventory adjustments	2	—
Changes in other working capital	(80)	(16)
Net Cash Provided by Operating Activities	10	153
Cash Flows from Investing Activities
Capital expenditures	(33)	(44)
Increase in notes receivable — affiliate	(3)	—
Proceeds from sale of assets	—	76
Net Cash (Used)/Provided by Investing Activities	(36)	32
Cash Flows from Financing Activities
Payment for amounts due to GenOn Energy, Inc.	(125)	—
Payment for credit support	(130)	—
Payments for financing costs	(16)	—
Net Cash Used by Financing Activities	(271)	—
Net (Decrease)/Increase in Cash, Cash Equivalents and Funds Deposited by Counterparties	(297)	185
Cash, Cash Equivalents and Funds Deposited by Counterparties at Beginning of Period	471	297
Cash, Cash Equivalents and Funds Deposited by Counterparties at End of Period	$174	$482

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues
Operating revenues	$1	$1	$1	$1
Operating revenues — affiliate	129	229	365	584
Total operating revenues	130	230	366	585
Operating Costs and Expenses
Cost of operations	104	157	273	414
Cost of operations — affiliate	6	(10)	30	21
Depreciation and amortization	16	16	47	45
General and administrative	6	—	6	—
General and administrative — affiliate	4	15	42	45
Total operating costs and expenses	136	178	398	525
Operating (Loss)/Income	(6)	52	(32)	60
Other Expense
Other income, net	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Interest expense — affiliate	—	(1)	(1)	(3)
Total other expense	—	(1)	(1)	(3)
(Loss)/Income Before Income Taxes	(6)	51	(33)	57
Income tax	—	—	—	—
Net (Loss)/Income	$(6)	$51	$(33)	$57

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$175	$471
Accounts receivable	1	8
Accounts receivable — affiliate	6	—
Inventory	127	135
Derivative instruments — affiliate	10	44
Prepaid rent and other current assets	83	73
Total current assets	402	731
Property, plant and equipment, net	902	926
Other Assets
Intangible assets, net	10	10
Derivative instruments — affiliate	2	4
Long-term deposits	130	—
Prepaid rent — non-current	280	204
Total other assets	422	218
Total Assets	$1,726	$1,875
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$19	$30
Accounts payable — affiliate	—	29
Derivative instruments — affiliate	14	44
Accrued expenses and other current liabilities	42	69
Total current liabilities	75	172
Other Liabilities
Derivative instruments — affiliate	—	2
Out-of-market contracts	471	492
Other non-current liabilities	63	59
Total non-current liabilities	534	553
Total Liabilities	609	725
Commitments and Contingencies
Member’s Equity
Member’s interest	1,117	1,150
Total Member’s Equity	1,117	1,150
Total Liabilities and Member’s Equity	$1,726	$1,875

See accompanying notes to condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net (Loss)/Income	$(33)	$57
Adjustments to reconcile net (loss)/income to net cash (used)/provided by operating activities:
Depreciation and amortization	47	45
Amortization of out-of-market contracts and emission allowances	(21)	(21)
Changes in derivative instruments	4	160
Lower of cost or market inventory adjustment	2	—
Changes in other working capital	(9)	(17)
Net Cash (Used)/Provided by Operating Activities	(10)	224
Cash Flows from Investing Activities
Capital expenditures	(30)	(40)
Net Cash Used by Investing Activities	(30)	(40)
Cash Flows from Financing Activities
Payment for amounts due to GenOn Energy, Inc.	(125)	—
Payment for credit support	(130)	—
Payments for deferred financing costs	(1)	—
Net Cash Used by Financing Activities	(256)	—
Net (Decrease)/Increase in Cash and Cash Equivalents	(296)	184
Cash and Cash Equivalents at Beginning of Period	471	299
Cash and Cash Equivalents at End of Period	$175	$483

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale power generator engaged in the ownership and operation of power generation facilities, with 15,395 MW of net electric generating capacity located in the U.S. On January 1, 2017, GenOn Americas Generation deactivated Pittsburg which resulted in the decrease in operating generation capacity of 1,029 MW from December 31, 2016.
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
Chapter 11 Cases
As further described in Note 3, Chapter 11 Cases, on June 14, 2017, GenOn, along with GenOn Americas Generation and certain of their directly and indirectly-owned subsidiaries, or collectively the GenOn Entities, filed voluntary petitions for relief under Chapter 11, or the Chapter 11 Cases, of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA and certain other subsidiaries, did not file for relief under Chapter 11.
The GenOn Entities remain in possession of their property and continue their business operations in the ordinary course uninterrupted as "debtors-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The consolidated financial statements for GenOn and GenOn Americas Generation were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.
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
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of September 30, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and any adverse impact resulting from the notification by GenOn Mid-Atlantic's owner lessors alleging the existence of certain lease events of default as further described in Note 8, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Basis of Presentation
This is a combined quarterly report of the Registrants for the quarter ended September 30, 2017. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Registrants' 2016 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of September 30, 2017, and the results of operations, comprehensive income/(loss) and cash flows for the three and nine months ended September 30, 2017 and 2016.
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
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, for each of the Registrants as of September 30, 2017 and December 31, 2016:

	Property, plant and equipment Accumulated depreciation		Intangible assets Accumulated amortization
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
GenOn	$730	$604	$66	$87
GenOn Americas Generation	329	275	66	87
GenOn Mid-Atlantic	284	237	33	29
Recent Accounting Developments — Guidance Adopted in 2017 (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. For GenOn and GenOn Americas Generation, this includes amounts classified as funds deposited by counterparties. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. GenOn and GenOn Americas Generation adopted the guidance in ASU No. 2016-18 during the second quarter of 2017. In connection with the adoption of the standard, the Registrants have applied the guidance retrospectively which resulted in a decrease of the cash flows provided by operating activities of $41 million for the nine months ended September 30, 2016 for GenOn and GenOn Americas Generation. The adoption of ASU No. 2016-18 did not have an impact to GenOn Mid-Atlantic's statement of cash flows.

Recent Accounting Developments — Guidance Not Yet Adopted (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. The amendments of ASU No. 2017-12 were issued to simplify the application of hedge accounting guidance and more closely align financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU No. 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Registrants do not expect the adoption of ASU No. 2017-12 will have a material impact on their consolidated results of operations, cash flows, and statement of financial position.
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
The GenOn Entities remain in possession of their property and continue their business operations in the ordinary course uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On June 29, 2017, the GenOn Entities filed the Plan and the Disclosure Statement with the Bankruptcy Court consistent with the Restructuring Support Agreement. On September 18, 2017 and October 2, 2017, the GenOn Entities filed the Amended Plan and Amended Disclosure Statement and Second Amended Plan and Second Amended Disclosure Statement, respectively, which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the Amended Plan and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation's Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders have agreed to extend the milestones in the Restructuring Support Agreement, by which the Plan must become effective, or the Effective Date. Specifically, the Consent Agreement extends the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending, or the Extended Effective Dates. The Consenting Holders’ consent to the Extended Effective Dates is contingent upon entry of an order as described in the Consent Agreement.

In addition, the GenOn Entities announced that, over the course of the past several weeks, both the principals and advisors of NRG and GenOn have been engaged in lengthy in-person negotiations in an effort to settle certain items that remained open and unresolved after the pre-petition Restructuring Support Agreement negotiations. These arms-length discussions included key topics such as: (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances. The agreements reached on these topics will be incorporated into definitive documents for GenOn’s emergence from Chapter 11.
On October 30, 2017, the GenOn Entities filed the Plan Supplement Documents, consisting of, among other things, new organizational documents, new exit financing documents, a pension indemnity agreement, an employee matters agreement, schedules of assumed and rejected executory contracts and unexpired leases, and the Backstop Commitment Letter.  The Plan Supplement Documents are subject to ongoing review, revision, and further negotiation by the parties to the Restructuring Support Agreement including the GenOn Debtors, Consenting Holders and NRG, who have various consent rights over the final form of the Plan Supplement Documents, and may be amended, modified, supplemented, and revised in accordance with those ongoing negotiations.
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

2)
GenOn will receive cash consideration from NRG of $261.3 million pursuant to a settlement executed in connection with the Plan, which will be received in cash less any amounts owed to NRG under the intercompany secured revolving credit facility, or the Intercompany Revolver. As of September 30, 2017, GenOn owed NRG approximately $125 million under the Intercompany Revolver. See Note 10, Related Party Transactions, for further discussion of the Intercompany Revolver.

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

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017 and was reflected as a capital contribution to GenOn. GenOn’s pension liability as of September 30, 2017 was approximately $106 million.

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

6)
GenOn will receive a credit of approximately $28 million from NRG to apply against amounts owed under the shared services agreement upon emergence from bankruptcy. Any unused amount can be paid in cash at GenOn's request. The credit is specifically equal to the amount of the 4% aggregate principal amount of the new senior secured first lien notes due 2022, or the 2022 Notes, plus accrued interest from the date of entry into the escrow agreement entered into in connection with the 2022 Notes and is intended to reimburse GenOn for its payment of such amount, as described below.

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

8)
Certain holders of the Senior Notes, known as the Backstop Parties, have executed a letter of commitment, or the Backstop Commitment Letter, pursuant to which the Backstop Parties committed to backstop the exit financing obtained by GenOn to facilitate the payment of the obligations under the Plan and other working capital needs of the GenOn Entities upon their emergence from Chapter 11.

9)	GenOn and NRG have agreed to cooperate in good faith to maximize the value of certain development projects.

In addition to the Restructuring Support Agreement, additional support and other agreements are being negotiated, including a transition services agreement.
The filing of the Chapter 11 Cases automatically stayed most actions against the GenOn Entities pursuant to Section 362(a) of the Bankruptcy Code. Absent an order from the Bankruptcy Court, the GenOn Entities' pre-petition liabilities are subject to settlement under the Plan.
The GenOn Entities have filed certain motions with the Bankruptcy Court that have been approved. The GenOn Entities expect to operate in the normal course of business throughout the reorganization process. The GenOn Entities have continued to make payments to certain vendors with respect to pre-petition liabilities as permitted by the Bankruptcy Court order, and vendors have been paid for goods and services provided after the Petition Date in the ordinary course of business.
GenOn Debt
As of September 30, 2017, the Intercompany Revolver, GenOn Senior Notes, and GenOn Americas Generation Senior Notes totaled approximately $2.6 billion. The filing of the Chapter 11 Cases constitutes an event of default under the following debt instruments, or collectively, the Debt Documents:

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
The Debt Documents set forth in 1-4 above provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder was immediately due and payable. The Debt Documents set forth in 5-6 above provide that as a result of the commencement of the Chapter 11 Cases the applicable indenture trustee or certain holders of the notes may declare the principal and accrued interest due thereunder to be immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases, and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 8, Debt and Capital Leases and Note 11, Commitments and Contingencies.
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
Backstop Fee
The Restructuring Support Agreement also contemplates $900 million in aggregate principal amount of exit financing sought by GenOn primarily to refinance existing indebtedness and pay distributions under the Plan. Consistent with the terms of the Backstop Commitment Letter, GenOn paid $45 million in total (5% of the principal amount of the exit financing), or the Backstop Fee, to certain holders of notes issued by GenOn and GenOn Americas Generation, or the Backstop Parties, in exchange for the Backstop Parties’ joint commitment to fully subscribe the exit financing in the event that certain other parties do not fund the full commitments of the exit financing. On October 2, 2017, the GenOn Entities amended the backstop commitment letter to, among other things, remove the requirement to conduct a rights offering.

The Backstop Fee was considered earned by the Backstop Parties and was paid on June 13, 2017. This payment is effectively a discount (a reduction of the proceeds to be received by GenOn from the noteholders) and is reported in other non-current assets on GenOn’s consolidated balance sheet as of September 30, 2017. When the financing is in effect, it will be reported as a direct reduction from the carrying amount of the debt and amortized over the five-year term as interest expense. The Backstop Fee is reflected as financing costs in the statement of cash flows.
Accounting for Reorganization
As a result of the Chapter 11 Cases, realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The consolidated financial statements for GenOn and GenOn Americas Generation were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.
Based on the events leading up to the Chapter 11 Cases, including the most recent PJM auction results, the Registrants considered whether it was necessary to impair any of their long-lived assets and concluded that no impairment had occurred as of September 30, 2017.
Liabilities Subject to Compromise
GenOn's and GenOn Americas Generation's condensed consolidated balance sheets as of September 30, 2017 include amounts classified as liabilities subject to compromise which include prepetition liabilities that were allowed or that are estimated would be allowed as claims in its Chapter 11 proceedings. If there is uncertainty about whether a claim will be impaired under the Plan, the entire amount of the claim is included in liabilities subject to compromise. The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheets of GenOn and GenOn Americas Generation:

	As of September 30, 2017
	GenOn	GenOn Americas Generation
	(In millions)
Accounts payable and accrued expenses	$46	$9
Long-term debt, including current portion	2,616	695
Accrued interest	56	10
Pension and post-retirement liabilities	131	—
Other	13	7
	$2,862	$721
Interest Expense
GenOn and GenOn Americas Generation will not pay interest expense during bankruptcy and it is not expected to be an allowable claim. Therefore, GenOn and GenOn Americas Generation did not record interest on the GenOn Senior Notes or the GenOn Americas Generation Senior Notes in the amount of $49 million and $18 million, respectively, for the period from June 14, 2017 through September 30, 2017.
Reorganization Items
Reorganization items represent costs and income directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn and GenOn Americas Generation:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	GenOn	GenOn Americas Generation	GenOn	GenOn Americas Generation
	(In millions)		(In millions)
Legal and other professional advisory fees	$(29)	$—	$(55)	$(1)
Write-off of debt premiums and credit reserves	—	—	103	43
	$(29)	$—	$48	$42
During the nine months ended September 30, 2017, $32 million of cash payments were made by GenOn for reorganization items.

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
2016 Dispositions
Potrero Disposition (GenOn and GenOn Americas Generation)
On September 26, 2016, NRG Potrero LLC, or Potrero, an indirect wholly owned subsidiary of GenOn Americas Generation, completed the sale of real property at the Potrero generating station located in San Francisco, CA to California Barrel Company, LLC for total consideration of $86 million comprised of $74 million of cash received, which is net of $8 million of closing costs and $4 million to be held in escrow in order to cover post-closing obligations. The sale resulted in a gain of approximately $74 million recognized within GenOn Americas Generation's consolidated results of operations during the third quarter of 2016.
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
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell the Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania, for cash consideration of $75 million. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments, of which $1 million has been received as of September 30, 2017, and $2.5 million in payments contingent upon certain environmental requirements being imposed by August 2017, which has been collected in September 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell the Shelby Generating Station, a 352 MW natural gas-fired facility located in Illinois for cash consideration of $46 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Shelby as held for sale. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement, which has been collected as of September 30, 2017.

Note 5 — Fair Value of Financial Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Registrants' 2016 Form 10-K.
For cash and cash equivalents, restricted cash, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, and cash collateral posted and received in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
As a result of the GenOn Entities filing for relief under Chapter 11 as further discussed in Note 3, Chapter 11 Cases, GenOn and GenOn Americas Generation's long-term debt, including current portion, are classified as liabilities subject to compromise as of September 30, 2017.
The estimated carrying amount and fair value of GenOn's long-term debt, including current portion, was $2,752 million and $1,946 million as of December 31, 2016, respectively, of which $1,850 million and $96 million was classified as Level 2 and Level 3, respectively, within the fair value hierarchy. The carrying amount and fair value of long-term debt — affiliate is $125 million as of September 30, 2017 and is classified as Level 3 within the fair value hierarchy.
The estimated carrying amount and fair value of GenOn Americas Generation's long-term debt was $745 million and $570 million as of December 31, 2016, respectively, and is classified as Level 2 within the fair value hierarchy.
The fair value of long-term debt was estimated using reported market prices for instruments that are publicly traded and are classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt and long-term debt — affiliate is based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and is classified as Level 3 within the fair value hierarchy.
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$56	$—	$56
Derivative liabilities:
Commodity contracts	$—	$36	$5	$41
Other assets (b)	$8	$—	$—	$8
(a) There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017.
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

The following table reconciles, for the three and nine months ended September 30, 2017 and 2016, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$(2)	$(11)	$(1)	$(12)
Total (losses)/gains included in earnings — realized/unrealized	(1)	7	(2)	6
Purchases	(2)	(1)	(2)	1
Transfers out of Level 3 (b)	—	1	—	1
Ending balance	$(5)	$(4)	$(5)	$(4)
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$(1)	$5	$(3)	$(3)
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
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$89	$5	$94
Derivative liabilities:
Commodity contracts	$—	$88	$6	$94
(a) There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$209	$5	$214
Derivative liabilities:
Commodity contracts	$—	$212	$5	$217
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles, for the three and nine months ended September 30, 2017 and 2016, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$—	$1	$—	$1
Total losses included in earnings — realized/unrealized	(1)	—	(1)	(1)
Purchases	—	(1)	—	—
Transfers out of Level 3 (b)	—	1	—	1
Ending balance	$(1)	$1	$(1)	$1
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$(1)	$—	$(1)	$—
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

GenOn Mid-Atlantic
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2017
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$12	$—	$12
Derivative liabilities:
Commodity contracts	$—	$13	$1	$14
(a) There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$47	$1	$48
Derivative liabilities:
Commodity contracts	$—	$45	$1	$46
(a) There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles, for the three and nine months ended September 30, 2017 and 2016, the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$—	$1	$—	$2
Total losses included in earnings — realized/unrealized	(1)	—	(1)	(1)
Ending balance	$(1)	$1	$(1)	$1
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30	$(1)	$—	$(1)	$—
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2017, contracts valued with prices provided by models and other valuation techniques make up 0% of GenOn's derivative assets and 12% of GenOn's derivative liabilities, 5% of GenOn Americas Generation’s derivative assets and 6% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 7% of GenOn Mid-Atlantic's derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of September 30, 2017 and December 31, 2016:
GenOn

	Significant Unobservable Inputs
	September 30, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
FTRs	$—	$5	Discounted Cash Flow	Auction Prices (per MWh)	$(3)	$1	$—
	$—	$5

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	—	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$2	$3
GenOn Americas Generation

	Significant Unobservable Inputs
	September 30, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
FTRs	$5	$6	Discounted Cash Flow	Auction Prices (per MWh)	$(3)	$1	$—
	$5	$6

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	1	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$5	$5

GenOn Mid-Atlantic

	Significant Unobservable Inputs
	September 30, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
FTRs	$—	$1	Discounted Cash Flow	Auction Prices (per MWh)	$—	$1	$—
	$—	$1

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$1	$1
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2017 and December 31, 2016:

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

	As of September 30, 2017	As of December 31, 2016
	(In millions)
GenOn	$—	$1
GenOn Americas Generation	—	1
There were no non-performance/credit reserves for GenOn Mid-Atlantic as of September 30, 2017 and December 31, 2016.
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of September 30, 2017, GenOn recorded $72 million of cash collateral posted on its balance sheet related to fair value of derivative positions, which includes $25 million of collateral posted to NRG. As of September 30, 2017, GenOn Americas Generation recorded $70 million of cash collateral posted on its balance sheet related to fair value of derivative positions, which includes $25 million of collateral posted to NRG. As of September 30, 2017, GenOn Mid-Atlantic had no outstanding cash collateral posted or received on its balance sheet.

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
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2016 Form 10-K. As of September 30, 2017, GenOn's counterparty credit exposure was $47 million and GenOn held $0 collateral (cash and letters of credit) against those positions, resulting in a net exposure of $47 million. Approximately 94% of GenOn's exposure before collateral is expected to roll off by the end of 2018. As of September 30, 2017, GenOn Americas Generation’s counterparty credit exposure was $47 million, and GenOn Americas Generation held $0 collateral (cash and letters of credit) against those positions, resulting in a net exposure of $47 million. Approximately 94% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2018. As of September 30, 2017, GenOn Mid-Atlantic had no counterparty credit exposure. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category by Industry Sector	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100%	100%	—%
Total as of September 30, 2017	100%	100%	—%

	Net Exposure (a) (b) (% of Total)
Category by Counterparty Credit Quality	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	96%	96%	—%
Non-Investment grade/Non-rated	4	4	—
Total as of September 30, 2017	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $41 million, $41 million and zero for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
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
Energy-Related Commodities (GenOn)
As of September 30, 2017, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2017 and December 31, 2016. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		As of September 30, 2017	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016
Commodity	Units	(In millions)
Coal	Short Ton	2	5	1	4	1	4
Natural Gas	MMBtu	72	138	13	30	13	23
Power	MWh	(12)	(35)	(3)	(12)	(3)	(11)
Fair Value of Derivative Instruments (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$39	$108	$35	$105
Commodity contracts long-term	17	16	6	17
Total Derivatives Not Designated as Cash Flow Hedges	$56	$124	$41	$122
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$69	$180	$71	$185
Commodity contracts long-term	25	34	23	32
Total Derivatives Not Designated as Cash Flow Hedges	$94	$214	$94	$217

GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$10	$44	$14	$44
Commodity contracts long-term	2	4	—	2
Total Derivatives Not Designated as Cash Flow Hedges	$12	$48	$14	$46
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2017	(In millions)
Commodity contracts:
Derivative assets	$45	$(15)	$—	$30
Derivative assets - affiliate	11	(11)	—	—
Derivative liabilities	(28)	15	2	(11)
Derivative liabilities - affiliate	(13)	11	2	—
Total derivative instruments	$15	$—	$4	$19

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets - affiliate	54	(54)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities - affiliate	(66)	54	12	—
Total derivative instruments	$2	$—	$13	$15

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2017	(In millions)
Commodity contracts:
Derivative assets	$45	$(15)	$—	$30
Derivative assets - affiliate	49	(49)	—	—
Derivative liabilities	(28)	15	2	(11)
Derivative liabilities - affiliate	(66)	49	2	(15)
Total derivative instruments	$—	$—	$4	$4

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets - affiliate	144	(144)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities - affiliate	(161)	144	12	(5)
Total derivative instruments	$(3)	$—	$13	$10
GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
September 30, 2017	(In millions)
Commodity contracts:
Derivative assets - affiliate	$12	$(12)	$—	$—
Derivative liabilities - affiliate	(14)	12	—	(2)
Total derivative instruments	$(2)	$—	$—	$(2)

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
December 31, 2016	(In millions)
Commodity contracts:
Derivative assets - affiliate	$48	$(46)	$—	$2
Derivative liabilities - affiliate	(46)	46	—	—
Total derivative instruments	$2	$—	$—	$2
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
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$9	$(29)	$7	$(145)
Net unrealized (losses)/gains on open positions related to economic hedges	(28)	(68)	9	(43)
Total unrealized (losses)/gains	$(19)	$(97)	$16	$(188)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Revenue from operations — energy commodities	$(23)	$(142)	$7	$(233)
Cost of operations	4	45	9	45
Total impact to statements of operations	$(19)	$(97)	$16	$(188)
As discussed above, GenOn realized approximately $38 million due to the closure and financial settlement of all open positions with one of GenOn's counterparties during the second quarter of 2016, for which $18 million, $19 million and $1 million would have otherwise been realized during the remainder of 2016, and in 2017 and 2018, respectively. In addition, GenOn realized $98 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $82 million, $13 million and $3 million would have otherwise been realized in 2017, 2018, and 2019, respectively. GenOn had entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.
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
 GenOn Americas Generation

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$11	$(46)	$2	$(165)
Net unrealized (losses)/gains on open positions related to economic hedges	(13)	6	6	(23)
Total unrealized (losses)/gains	$(2)	$(40)	$8	$(188)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Revenue from operations — energy commodities	$(6)	$(75)	$(1)	$(228)
Cost of operations	4	35	9	40
Total impact to statements of operations	$(2)	$(40)	$8	$(188)
As discussed above, GenOn Americas Generation realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Americas Generation's counterparties during the second quarter of 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, GenOn Americas Generation realized $50 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $46 million, and $4 million would have otherwise been realized in 2017, and 2018, respectively. GenOn had entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.
During the second quarter of 2017, GenOn Americas Generation realized $5 million due to the closure and financial settlement of all open positions with an additional GenOn Americas Generation counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively. In July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial collateral.

GenOn Mid-Atlantic

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$7	$(47)	$(3)	$(146)
Net unrealized (losses)/gains on open positions related to economic hedges	(12)	4	1	(18)
Total unrealized losses	$(5)	$(43)	$(2)	$(164)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Revenue from operations — energy commodities	$(10)	$(83)	$(2)	$(203)
Cost of operations	5	40	—	39
Total impact to statements of operations	$(5)	$(43)	$(2)	$(164)
As discussed above, GenOn Mid-Atlantic realized approximately $35 million due to the closure and financial settlement of all open positions with one of GenOn Mid-Atlantic's counterparties during the second quarter of 2016, for which $16 million and $19 million would have otherwise been realized during the remainder of 2016 and in 2017, respectively. In addition, GenOn Mid-Atlantic realized $50 million due to the closure and financial settlement of certain open positions with an additional counterparty during the third quarter of 2016, for which $46 million, and $4 million would have otherwise been realized in 2017, and 2018, respectively. GenOn had entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.
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
Credit Risk Related Contingent Features (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of September 30, 2017, was $1 million for GenOn and GenOn Americas Generation. As of September 30, 2017, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of September 30, 2017. As of September 30, 2017, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Impairments (GenOn)
2016 Long-Lived Asset Impairments (GenOn)
Mandalay and Ormond Beach (GenOn) — On May 26, 2016, the CPUC rejected a multi-year resource adequacy contract between Mandalay and Southern California Edison. Also occurring during the second quarter of 2016, the Statewide Advisory Committee on Cooling Water Intake Structures, or SACCWIS, issued a draft April 2016 Report noting that CAISO plans to continue to assume in its transmission studies that Ormond Beach will not operate after December 31, 2020, the deadline for Ormond Beach compliance with California regulations to mitigate once-through cooling (OTC) impacts. GenOn does not anticipate that contracts of sufficient value can be secured to support the significant investment required to design, permit, construct and operate measures required for OTC compliance. As a result, on May 6, 2016, GenOn notified SACCWIS that it does not expect to continue to operate Ormond Beach beyond 2020. Additionally, during the second quarter of 2016, CAISO issued its Local Capacity Requirements report for 2017 indicating unfavorable changes within the local reliability areas in which both Mandalay and Ormond Beach are located. The culmination of these events were considered to be indicators of impairment and as a result, GenOn performed impairment tests for the Mandalay and Ormond Beach assets under ASC 360, Property, Plant and Equipment. Based on the results of the impairment tests, GenOn determined that the carrying amount of these assets was higher than the estimated future net cash flows expected to be generated by the respective assets and that the Mandalay and Ormond Beach assets were impaired. The fair value of the Mandalay and Ormond Beach operating units was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expenses and discount rates. GenOn measured the impairment losses as the difference between the carrying amount of the Mandalay and Ormond Beach operating units and the present value of the estimated future net cash flows for each respective operating unit. GenOn recorded an impairment loss of $16 million and $43 million for Mandalay and Ormond Beach, respectively, during the quarter ended June 30, 2016.

Note 8 —Debt and Capital Leases (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	September 30, 2017	December 31, 2016	September 30, 2017 interest rate %

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$366	$366	8.500
GenOn Americas Generation Senior Notes, due 2031	329	329	9.125
Premiums (a)	—	50
Less: Liabilities subject to compromise	(695)	—
Subtotal GenOn Americas Generation	—	745
GenOn Energy:
GenOn Senior Notes, due 2017	691	691	7.875
GenOn Senior Notes, due 2018	649	649	9.500
GenOn Senior Notes, due 2020	490	490	9.875
Other liabilities (b)	91	96
GenOn capital lease	2	2
Premiums (a)	—	81
Less: Liabilities subject to compromise	(1,921)	—
Subtotal GenOn Energy	2	2,009
Subtotal	2	2,754
Less: current maturities	1	704
Total long-term debt and capital leases	$1	$2,050
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
On July 14, 2017, the GenOn Entities obtained a letter of credit facility with a third party financial institution to finance the working capital needs and for general corporate purposes. The letter of credit facility provides availability of up to $300 million less amounts borrowed, and letters of credit provided are required to be cash collateralized at 101% of the letter of credit amount. As of September 30, 2017, there was $6 million of letters of credit issued under this letter of credit facility.
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
On June 28, 2017, GenOn Mid-Atlantic directed U.S. Bank in its capacity as the indenture trustee, to apply the $125 million that had been drawn on the letters of credit under NRG's revolving credit facility to the June 30 rent obligations related to the operating leases. In addition, GenOn Mid-Atlantic paid $2.7 million to the owner lessors, which, together with the $125 million, would satisfy the June 30 rent obligations. The owner lessors notified U.S. Bank that the $125 million was to be held pending the outcome of the GenOn Mid-Atlantic Complaint, and that GenOn Mid‑Atlantic must instead satisfy its rent obligations solely from available cash. In response, GenOn Mid-Atlantic again directed U.S. Bank to apply the same $125 million to the June 30 rent obligations. On June 30, 2017, U.S. Bank drew on the Natixis Agreement in the amount of $125 million in order to satisfy the remaining June 30 rent obligation. At such time, GenOn Mid-Atlantic transferred $125 million of the amount paid under the Natixis Agreement to prepaid rent - non-current in its consolidated balance sheet. GenOn Mid-Atlantic disputes that the draw on the Natixis Agreement was proper. The owner lessors dispute that the June 30 rent obligations were satisfied, stating that they have only received the $2.7 million.

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
GenOn Mid-Atlantic entered into a limited waiver agreement with U.S. Bank as lease indenture trustee and pass through trustee, the owner lessors, the owner participants and certain consenting certificateholders under the Morgantown operating leases, pursuant to which all such parties agreed to waive the requirement that GenOn Mid-Atlantic reinstate the availability of any drawn qualifying credit support under any lease agreement for the Morgantown coal generation unit. The limited waiver agreement became effective on September 30, 2017 and will remain in effect until the earlier of (i) November 22, 2017 and (ii) 10 business days after a decision or order is issued in the Debtors’ Motion to Estimate the Owner Lessor Plaintiffs’ Claims and Expedited Motion to Establish Related Schedule [Docket No. 128], pending in the Chapter 11 Cases of the GenOn Entities in the United States Bankruptcy Court for the Southern District of Texas, jointly administered under the lead case caption In re GenOn Energy, Inc., Case No. 17-33695 (DRJ).
In connection with the letters of credit issued pursuant to the Natixis Agreement, the LC Provider delivered notices of termination, dated October 26, 2017, of its intent to terminate such letters of credit as of December 27, 2017. Pursuant to the operative documents governing the leases of the Morgantown and Dickerson coal generation units and the letters of credit, the issuer of the letters of credit may terminate such letters of credit by providing 60 days prior written notice to the holders thereof, among other parties. Pursuant to the same operative documents, GenOn Mid-Atlantic must provide alternative qualifying credit support no later than 30 days prior to the intended termination date of the letters of credit subject to termination. GenOn Mid-Atlantic intends to vigorously pursue all rights and claims available to it against any person in connection with the termination of the letters of credit by the LC Provider and the resulting replacement of qualifying credit support.
Note 9 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
        GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions except otherwise noted)	2017	2016	2017	2016
Income before income taxes	$72	$284	$49	$268
Income tax expense	—	21	7	20
Effective tax rate	—%	7.4%	14.3%	7.5%
For the three months ended September 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance.
For the nine months ended September 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the three and nine months ended September 30, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, offset by the impact of state income taxes associated with the disposition of generating stations during the year.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three and nine months ended September 30, 2017 and 2016 was zero. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three and nine months ended September 30, 2017 and 2016 was zero due to the valuation allowance recorded on its stand-alone financial results.

GenOn Mid-Atlantic
GenOn Mid-Atlantic’s allocated income taxes resulting from its operations for the three and nine months ended September 30, 2017 and 2016 was zero. GenOn Mid-Atlantic’s pro forma income taxes resulting from its operations was zero and a tax expense of $23 million during the three months ended September 30, 2017 and 2016, respectively. The pro forma income tax provision attributable to income before taxes was zero and a tax expense of $25 million during the nine months ended September 30, 2017 and 2016, respectively.
Note 10 — Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with NRG, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million. As described in Note 3, Chapter 11 Cases, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million through the pendency of the Chapter 11 Cases. Subsequent to the GenOn Entities’ emergence from bankruptcy, NRG will provide shared services for two months at no charge; after which GenOn has an additional two, one-month options to provide services at the annualized fee of $84 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. For the three and nine months ended September 30, 2017, GenOn recorded costs related to these services of $14 million and $100 million, respectively, as general and administrative — affiliate. For the three and nine months ended September 30, 2016, GenOn recorded costs related to these services of $46 million and $139 million, respectively, as general and administrative — affiliate.
In addition, under the Restructuring Support Agreement, NRG has agreed to provide GenOn with a $28 million credit against amounts owed to NRG prior to the Petition Date under the current Services Agreement. As of June 30, 2017, GenOn recorded a receivable from NRG for this $28 million. Such amount was intended to reimburse GenOn for costs incurred in connection with the 2022 Notes that were not assumed. Accordingly, GenOn removed the previously deferred costs in the amount of $28 million and recorded a receivable from NRG for this amount. The receivable is reflected net in accounts payable - affiliate on the consolidated balance sheet as of September 30, 2017. In addition, the Restructuring Support Agreement provides that to the extent GenOn has paid for services during the bankruptcy proceedings and the aforementioned credit has not been applied in full, NRG shall, upon request by GenOn, reimburse such payments in cash up to the amount of any unused portion of the credit.
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
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Allocated costs:
Cost of operations — affiliate	$—	$—	$(1)	$2
General and administrative — affiliate	9	21	53	62
Total	$9	$21	$52	$64

GenOn Mid-Atlantic

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Allocated costs:
Cost of operations — affiliate	$1	$1	$2	$2
General and administrative — affiliate	4	15	42	45
Total	$5	$16	$44	$47
Credit Agreement with NRG (GenOn)
GenOn and NRG Americas, Inc. are party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At September 30, 2017 and December 31, 2016, $103 million and $272 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $21 million and $199 million were issued on behalf of GenOn Americas Generation as of September 30, 2017 and December 31, 2016, respectively, which includes $1 million and $128 million issued on behalf of GenOn Mid-Atlantic as of September 30, 2017 and December 31, 2016, respectively. Additionally, as of September 30, 2017, there were $125 million loans outstanding under the Intercompany Revolver, which is recorded as long-term debt - affiliate on the balance sheet, as further described in Note 8, Debt and Capital Leases. As of December 31, 2016, no loans were outstanding under this Intercompany Revolver.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. In addition, the Intercompany Revolver contains customary covenants and events of default. As of September 30, 2017, GenOn was in default under the Intercompany Revolver with NRG due to the filing of the Chapter 11 Cases.
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

Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. These arrangements have continued in the normal course of business through the pendency of the Chapter 11 Cases. At September 30, 2017 and December 31, 2016, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $318 million and $315 million, respectively, related to its intercompany cash management program. For the nine months ended September 30, 2017 and 2016, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at September 30, 2017 and December 31, 2016, GenOn Americas Generation had an accounts receivable — affiliate of $50 million and an accounts payable — affiliate of $43 million, respectively, with GenOn Energy Holdings related to the intercompany cash management programs.
Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC may from time to time enter into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of September 30, 2017, GenOn has no net exposure under these arrangements.

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
GenOn Chapter 11 Cases (GenOn and GenOn Americas Generation) — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the GenOn Entities have been stayed by operation of Section 362(a) of the Bankruptcy Code. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them has agreed to support Bankruptcy Court approval of the Plan. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. Moreover, the Bankruptcy Court may not approve the Plan. If the Plan is not approved and consummated, GenOn may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of NRG and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Chapter 11 Cases, for additional information. The GenOn Entities are in the process of evaluating claims submitted in connection with the Chapter 11 Cases to determine the validity of such claims but has not yet finished their assessment of valid claims and are currently unable to determine the amount of such claims.
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. On January 17, 2018, the bankruptcy court will hear a Motion for a Final Decree in the Mirant bankruptcy.

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
Mirant Chapter 11 Proceedings (GenOn and GenOn Americas Generation) — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, for relief under Chapter 11 of the Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection, or the Mirant Plan, became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Mirant Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Mirant Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall. On January 17, 2018, the bankruptcy court will hear a Motion for a Final Decree in the Mirant Bankruptcy.
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

Rice v. NRG — On April 14, 2017, plaintiffs filed a purported class action lawsuit in the U.S. District Court for the Western District of Pennsylvania against NRG, First Energy Corporation and Matt Canastrale Contracting, Inc.  Plaintiffs generally claim personal injury, trespass, nuisance and property damage related to the disposal of coal ash from GenOn's Elrama Power Plant and First Energy’s Mitchell and Hatfield Power Plants. Plaintiffs generally seek monetary damages, medical monitoring and remediation of their property. Plaintiffs filed an amended complaint on August 14, 2017.

Morgantown v. GenOn Mid-Atlantic — On June 8, 2017, Morgantown and Dickerson Owner Lessors filed a lawsuit against GenOn Mid-Atlantic, LLC, NRG North America LLC, GenOn Americas Generation, LLC, NRG Americas, Inc., GenOn Energy Holdings, Inc., GenOn Energy, Inc., and NRG Energy, Inc. in New York State Supreme Court. The plaintiffs allege that they were overcharged by defendants for certain services outlined in a Services Agreement and that defendants caused a Qualified Credit Support portion of a Participation Agreement, or QCS Agreement, to be violated by causing the transfer of certain monies outside the allowable confines set forth in the QCS Agreement. In addition, plaintiffs claim that the transfers were unfairly executed and done so in an effort to defraud plaintiffs and hinder their ability to continue to do business. As such, plaintiffs seek, among other things, the return of certain transferred funds and service charges paid and to bar defendants from executing additional transfers on plaintiffs’ behalf. A claims estimation ruling on this matter by the Bankruptcy Court could occur as early as November 7, 2017.

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

National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, NRG, along with other companies, filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On July 18, 2017, the Court of Appeals issued an order setting an expedited briefing schedule for the matter. Briefing is underway.

Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants. On July 25, 2017, the defendants' motions to dismiss were granted. On August 24, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. On September 9, 2017, the Court of Appeals issued a briefing schedule. Briefing is underway.

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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from flue gas desulfurization, or FGD, fly ash, bottom ash, and flue gas mercury control.  In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed some of the deadlines. On September 18, 2017, the EPA promulgated a final rule that (i) postpones the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA completes its next rulemaking and (ii) withdrew the April 2017 administrative stay.  The legal challenges have been suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Registrants have largely eliminated their estimate of the environmental capital expenditures that would have been required to comply with permits incorporating the revised guidelines. The Registrants will revisit these estimates after the rule is revised.

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted a petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of September 30, 2017.

Note 14 — Debtors' Financial Information (GenOn and GenOn Americas Generation)
The financial information below represents the Debtor Entities condensed combined financial statements for the three months ended September 30, 2017 and the period from June 14, 2017 through September 30, 2017. The following represent the entities included in the GenOn Entities, or the GenOn Energy, Inc. Debtors:

GenOn Americas Generation, LLC[1]	NRG Lovett LLC[1]
GenOn Americas Procurement, Inc.	NRG New York LLC[1]
GenOn Asset Management, LLC	NRG North America LLC[1]
GenOn Capital Inc.	NRG Northeast Generation, Inc.
GenOn Energy Holdings, Inc.	NRG Northeast Holdings, Inc.
GenOn Energy Management, LLC[1]	NRG Potrero LLC[1]
GenOn Energy Services, LLC	NRG Power Generation Assets LLC
GenOn Energy, Inc.	NRG Power Generation LLC
GenOn Fund 2001 LLC	NRG Power Midwest GP LLC
GenOn Mid-Atlantic Development, LLC	NRG Power Midwest LP
GenOn Power Operating Services MidWest, Inc.	NRG Sabine (Delaware), Inc.
GenOn Special Procurement, Inc.[1]	NRG Sabine (Texas), Inc.
Hudson Valley Gas Corporation[1]	NRG San Gabriel Power Generation LLC
Mirant Asia-Pacific Ventures, LLC	NRG Tank Farm LLC
Mirant Intellectual Asset Management and Marketing, LLC	NRG Wholesale Generation GP LLC
Mirant International Investments, Inc.	NRG Wholesale Generation LP
Mirant New York Services, LLC	NRG Willow Pass LLC
Mirant Power Purchase, LLC	Orion Power New York GP, Inc.
Mirant Wrightsville Investments, Inc.	Orion Power New York LP, LLC
Mirant Wrightsville Management, Inc.	Orion Power New York, L.P.
MNA Finance Corp.[1]	RRI Energy Broadband, Inc.
NRG Americas, Inc.	RRI Energy Channelview (Delaware) LLC
NRG Bowline LLC[1]	RRI Energy Channelview (Texas) LLC
NRG California North LLC[1]	RRI Energy Channelview LP
NRG California South GP LLC	RRI Energy Communications, Inc.
NRG California South LP	RRI Energy Services Channelview LLC
NRG Canal LLC[1]	RRI Energy Services Desert Basin, LLC
NRG Delta LLC[1]	RRI Energy Services, LLC
NRG Florida GP, LLC	RRI Energy Solutions East, LLC
NRG Florida LP	RRI Energy Trading Exchange, Inc.
NRG Lovett Development I LLC[1]	RRI Energy Ventures, Inc.
1 Represent the GenOn Americas Generation debtor entities, or the GenOn Americas Generation Debtors.

Supplemental Condensed Combined Statement of Operations
(Unaudited)
	Three months ended September 30, 2017		Period from June 14, 2017 through September 30, 2017
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)		(In millions)
Total operating revenues	$500	$446	$594	$511
Total operating costs and expenses	396	408	462	471
Operating Income	104	38	132	40
Other Expense
Total other expense	(3)	(5)	(4)	(6)
Income Before Reorganization Items and Income Taxes	101	33	128	34
Reorganization items, net	(29)	—	74	43
Income Before Income Taxes	72	33	202	77
Income tax expense	—	—	—	—
Net Income	$72	$33	$202	$77
The condensed combined comprehensive income for GenOn Energy, Inc. Debtors and the GenOn Americas Generation Debtors is equal to the condensed combined net income for the three months ended September 30, 2017 and the period from June 14, 2017 through September 30, 2017.

Supplemental Condensed Combined Balance Sheet
As of September 30, 2017
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
ASSETS
Cash and cash equivalents	$568	$—
Restricted cash	1	—
Accounts receivable	117	110
Accounts receivable — affiliate	658	—
Notes receivable — affiliate	—	318
Prepaid rent and other current assets	898	274
Total current assets	2,242	702
Property, plant and equipment, net	1,235	155
Investment in subsidiaries	(269)	1,117
Notes receivable — affiliate	544	—
Other non-current assets	144	68
Total Assets	$3,896	$2,042
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$42	$20
Accounts payable — affiliate	—	26
Accrued expenses and other current liabilities	134	93
Total current liabilities	176	139
Liabilities subject to compromise	2,862	721
Long-term debt — affiliate	125	—
Other non-current liabilities	338	81
Total Liabilities	3,501	941
Stockholder's equity	395	1,101
Total Liabilities and Stockholder's Equity	$3,896	$2,042

Supplemental Condensed Combined Statement of Cash Flows
Period from June 14, 2017 through September 30, 2017
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Net cash provided by operating activities	$97	$4
Net cash used by investing activities	(9)	(4)
Net cash used by financing activities	(3)	—
Net increase in cash, cash equivalents and restricted cash	85	—
Cash, cash equivalents and restricted cash at beginning of period	484	—
Cash, cash equivalents and restricted cash at end of period	$569	$—

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2017 and 2016. Also, refer to the Registrants' 2016 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of September 30, 2017, by Registrant:

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
The GenOn Entities remain in possession of their property and continue their business operations in the ordinary course uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, for more information on the Chapter 11 Cases.
On June 29, 2017, the GenOn Entities filed the Plan and the Disclosure Statement with the Bankruptcy Court consistent with the Restructuring Support Agreement. On September 18, 2017 and October 2, 2017, the GenOn Entities filed the Amended Plan and Amended Disclosure Statement and Second Amended Plan and Second Amended Disclosure Statement, respectively, which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the Amended Plan and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation's Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders have agreed to extend the milestones in the Restructuring Support Agreement, by which the Plan must become effective, or the Effective Date. Specifically, the Consent Agreement extends the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending, or the Extended Effective Dates. The Consenting Holders’ consent to the Extended Effective Dates is contingent upon entry of an order as described in the Consent Agreement.
In addition, the GenOn Entities announced that, over the course of the past several weeks, both the principals and advisors of NRG and GenOn have been engaged in lengthy in-person negotiations in an effort to settle certain items that remained open and unresolved after the pre-petition Restructuring Support Agreement negotiations. These arms-length discussions included key topics such as: (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances. The agreements reached on these topics will be incorporated into definitive documents for GenOn’s emergence from Chapter 11.

On October 30, 2017, the GenOn Entities filed the Plan Supplement Documents, consisting of, among other things, new organizational documents, new exit financing documents, a pension indemnity agreement, an employee matters agreement, schedules of assumed and rejected executory contracts and unexpired leases, and the Backstop Commitment Letter.  The Plan Supplement Documents are subject to ongoing review, revision, and further negotiation by the parties to the Restructuring Support Agreement including the GenOn Debtors, Consenting Holders and NRG, who have various consent rights over the final form of the Plan Supplement Documents, and may be amended, modified, supplemented, and revised in accordance with those ongoing negotiations.
Liquidity and Ability to Continue as a Going Concern
As described above, GenOn Energy, Inc. and GenOn Americas Generation have submitted the Plan in connection with their Chapter 11 Cases. There is no assurance that the Plan will be approved by the requisite stakeholders, confirmed by the Bankruptcy Court, or successfully implemented thereafter. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the successful confirmation of the Plan and emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.
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
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of September 30, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default as further described in Note 8, Debt and Capital Leases, to the Condensed Consolidated Financial Statements of this Form 10-Q, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Operational Matters
GenOn Energy, Inc., through its subsidiary, NRG California South LP, owns and operates the Mandalay Generation Station, Units 1, 2 and 3 (“Mandalay”) located in Oxnard, California.  On October 19, 2017, NRG California South LP provided notice to the CPUC and the CAISO its intent to shut down and retire Mandalay by December 31, 2017.

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
PJM
Minimum Offer Price Rule Exemption Appeal — On July 7, 2017, the D.C. Circuit vacated a FERC order from 2013 related to an exemption to the Minimum Offer Price Rule, or MOPR, and remanded the issue back to FERC. On October 23, 2017, PJM re-filed its initial 2012 MOPR. FERC's ruling on PJM's renewed proposal could affect how generators participate in the PJM Base Residual Auction.
2020/2021 PJM Auction Results — On May 23, 2017, PJM announced the results of its 2020/2021 base residual auction. GenOn (including GenOn Americas Generation and GenOn Mid-Atlantic) cleared approximately 7,073 MW of Capacity Performance product. GenOn's expected capacity revenues from the 2020/2021 base residual auction for the 2020/2021 delivery year are approximately $239 million. GenOn Americas Generation (including GenOn Mid-Atlantic) cleared approximately 3,824 MW of Capacity Performance product in the 2020/2021 base residual auction. GenOn Americas Generation's (including GenOn Mid-Atlantic) expected capacity revenues from the 2020/2021 base residual auction for the 2020/2021 delivery year are approximately $120 million. For results of the 2019/2020 PJM base residual auction, refer to Item 1 - Business of the Registrants' 2016 Form 10-K.
The tables below provide a detailed description of the Registrants' base residual auction results:
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

Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. The PER adjustment reduces capacity payments on days where energy prices exceed a pre-defined level, known as the "PER strike price." On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to the methodology used to calculate the PER strike price. FERC also directed the parties to determine any refunds for PER paid between September 30, 2016 and May 31, 2018. On July 26, 2017, NEPGA filed settlement documents at FERC, which the Registrants did not oppose. The settlement is pending at FERC. The outcome of this matter will determine the amount of refunds that the Registrants' fleet may receive as a result of negotiating the PER strike price methodology.
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

Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit, sitting en banc, heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance. On October 16, 2017, the EPA proposed a rule to repeal the CPP. Accordingly, the CPP is not likely to survive.

Regional Environmental Issues
Massachusetts Global Warming Solutions Act Proposed Regulation — In May 2016, the Massachusetts Supreme Judicial Court held that the Massachusetts DEP had not complied with the 2008 Global Warming Solutions Act, which requires establishing limits for sources of GHGs. The Court held that participation in RGGI was not sufficient.  In August 2017, the Massachusetts DEP finalized a regulation that, if it survives legal challenges, would limit GHG emissions, and may limit operations, from electric generating facilities located in Massachusetts.  The final regulation has been challenged in The Commonwealth of Massachusetts Superior Court of Suffolk County.

Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
The consolidated results of operations is separately presented for GenOn Energy, Inc., GenOn Americas Generation, LLC, and GenOn Mid-Atlantic, LLC, for the three and nine months ended September 30, 2017 and 2016.  The following section includes a discussion of electricity prices, gross margin and economic gross margin along with other significant drivers impacting each of the Registrants’ results of operations.
Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the three and nine months ended September 30, 2017 and 2016.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended September 30,
	2017	2016	Change %
MISO - Louisiana Hub (b)	$39.56	$39.92	(1)%
NEPOOL	31.94	42.40	(25)%
PEPCO (PJM)	38.81	42.60	(9)%
PJM West Hub	35.10	38.89	(10)%
CAISO - NP15	46.69	38.23	22%
CAISO - SP15	46.54	40.43	15%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.

	Average on Peak Power Price ($/MWh) (a)
	Nine months ended September 30,
	2017	2016	Change %
MISO - Louisiana Hub (b)	$42.33	$33.50	26%
NEPOOL	33.11	33.82	(2)%
PEPCO (PJM)	35.65	38.16	(7)%
PJM West Hub	33.30	33.97	(2)%
CAISO - NP15	33.82	29.42	15%
CAISO - SP15	33.42	30.29	10%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following tables summarize average realized power prices for each Registrant for the three and nine months ended September 30, 2017 and 2016, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2017	2016(b)	Change %
GenOn	$42.94	$42.58	1%
GenOn Americas Generation(a)	48.68	54.34	(10)%
GenOn Mid-Atlantic	52.63	55.86	(6)%
(a) Excludes pass-through amounts for GenOn Energy Management.
(b) Excludes closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods.

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2017(b)	2016(b)	Change %
GenOn	$44.75	$46.49	(4)%
GenOn Americas Generation(a)	67.36	72.42	(7)%
GenOn Mid-Atlantic	72.93	74.33	(2)%
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

GenOn
The following table provides selected financial information for GenOn:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$306	$508	$(202)	$739	$1,144	$(405)
Capacity revenue (a)	192	157	35	458	533	(75)
Mark-to-market for economic hedging activities	(23)	(142)	119	7	(233)	240
Other revenues	9	9	—	27	65	(38)
Total operating revenues	484	532	(48)	1,231	1,509	(278)
Operating Costs and Expenses
Generation cost of sales (a)	211	265	(54)	500	625	(125)
Mark-to-market for economic hedging activities	(4)	(45)	41	(9)	(45)	36
Contract and emissions credit amortization	(9)	(9)	—	(28)	(29)	1
Operations and maintenance	101	129	(28)	358	447	(89)
Other cost of operations	15	13	2	55	46	9
Total cost of operations	314	353	(39)	876	1,044	(168)
Depreciation and amortization	43	59	(16)	128	153	(25)
Impairment losses	—	—	—	—	59	(59)
General and administrative	11	10	1	26	14	12
General and administrative - affiliate	14	46	(32)	100	139	(39)
Total operating costs and expenses	382	468	(86)	1,130	1,409	(279)
Gain on sale of assets	—	262	(262)	—	294	(294)
Operating Income	102	326	(224)	101	394	(293)
Other Income/(Expense)
Other income, net	3	2	1	9	6	3
Interest expense	(4)	(44)	(40)	(91)	(132)	(41)
Other expense	—	—	—	(18)	—	18
Total other expense	(1)	(42)	(41)	(100)	(126)	(26)
Income Before Reorganization Items and Income Taxes	101	284	(183)	1	268	(267)
Reorganization items, net	(29)	—	(29)	48	—	48
Income Before Income Taxes	72	284	(212)	49	268	(219)
Income tax expense	—	21	(21)	7	20	(13)
Net Income	$72	$263	$(191)	$42	$248	$(206)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.00	$2.81	7%	$3.17	$2.29	38%
MWh sold (in thousands) (b)	7,126	9,628	(26)%	16,395	21,683	(24)%
MWh generated (in thousands)	7,339	9,531	(23)%	16,609	21,684	(23)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$306	$508	$739	$1,144
Capacity revenue	192	157	458	533
Mark-to-market for economic hedging activities	(23)	(142)	7	(233)
Other revenues	9	9	27	65
Operating revenue	484	532	1,231	1,509
Cost of fuel	(193)	(244)	(463)	(549)
Other cost of sales	(18)	(21)	(37)	(76)
Mark-to-market for economic hedging activities	4	45	9	45
Contract and emission credit amortization	9	9	28	29
Gross margin	$286	$321	$768	$958
Less: Mark-to-market for economic hedging activities, net	(19)	(97)	16	(188)
Less: Contract and emission credit amortization, net	9	9	28	29
Economic gross margin	$296	$409	$724	$1,117
GenOn's gross margin decreased by $35 million and economic gross margin decreased by $113 million for the three months ended September 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016	$(98)
Lower gross margin due to a 23% decline in economic generation primarily at GenOn Mid-Atlantic as a result of milder weather conditions and unplanned outages	(29)
Lower gross margin due to a 3% decrease in average realized energy prices as well as less favorable short-term natural gas contract terms	(18)
Lower gross margin due to lower volume of contract capacity as a result of deactivation of the Pittsburg facility	(11)
Higher gross margin due to a 15% increase in PJM cleared auction capacity prices as a result of higher prices in the 2017/2018 capacity performance auction year as well as a 12% increase in PJM cleared auction capacity volumes at Shawville, partially offset by higher purchased capacity to cover capacity supply obligations at Portland	24
Higher gross margin due to higher capacity prices at Bowline and in Southern California due to short-term resource adequacy contracts, partially offset by lower capacity volumes at Bowline	18
Other	1
Decrease in economic gross margin	$(113)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	78
Decrease in gross margin	$(35)

GenOn's gross margin decreased by $190 million and economic gross margin decreased by $393 million for the nine months ended September 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to the early closure and financial settlement of certain open positions with counterparties in 2016, partially offset by similar early financial settlements in 2017	$(131)
Lower gross margin due to a 22% decline in economic generation primarily at GenOn Mid-Atlantic, Avon Lake, and Cheswick as a result of milder weather conditions	(86)
Lower gross margin due to a 5% decrease in realized hedge prices as well as spark spread contraction due to an increase in natural gas prices and less favorable short-term natural gas contract terms	(82)
Lower gross margin due to deactivation of the Pittsburg facility and sales of Seward, Shelby and Aurora facilities in 2016	(56)
Lower gross margin due to the sale of emission credits in the first quarter of the prior year	(36)
Lower gross margin due to a 14% decrease in PJM cleared auction capacity prices resulting from changes in the mix of capacity prices in the relevant auction years, partially offset by lower purchased capacity to cover supply obligations and a 6% increase in PJM cleared auction capacity volumes due to prior year conversions	(13)
Higher gross margin due to higher capacity prices at New York and New England due to short-term resource adequacy contracts, partially offset by lower capacity volumes	12
Other	(1)
Decrease in economic gross margin	$(393)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	204
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(190)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn's operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$7	$(45)	$(4)	$(212)
Net unrealized (losses)/gains on open positions related to economic hedges	(30)	(97)	11	(21)
Total mark-to-market (losses)/gains in operating revenues	$(23)	$(142)	$7	$(233)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$16	$11	$67
Net unrealized gains/(losses) on open positions related to economic hedges	2	29	(2)	(22)
Total mark-to-market gains in operating costs and expenses	$4	$45	$9	$45
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.

For the three months ended September 30, 2017, the $23 million loss in operating revenues from economic hedge positions was primarily driven by decreases in the value of forward purchases of northeast natural gas contracts as a result of a decrease in forward northeast natural gas prices, as well as decreases in sales of power contracts as a result of increases in outer year forward power prices, partially offset by the reversal of previously recognized unrealized losses from electricity contracts that settled during the period. The $4 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from contracts that settled during the period, as well as an increase in the value of forward purchases of fuel contracts as a result of increases in 2017 coal prices.
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
For the nine months ended September 30, 2017, the $7 million gain in operating revenues from economic hedge positions was primarily driven by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices, partially offset by the reversal of previously recognized unrealized gains from natural gas contracts that settled during the period. The $9 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from natural gas and coal contracts that settled during the period, offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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
Operations and Maintenance
Operations and maintenance decreased by $28 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to lower operating and maintenance costs driven by the timing of unplanned outages at GenOn Mid-Atlantic, Bowline, and Canal as well as lower variable operating costs due to lower generation.

Operations and maintenance decreased by $89 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to the following:

(In millions)
Lower maintenance costs due to prior year environmental control work at Avon Lake and prior year gas additions at Shawville and New Castle	$(32)
Lower operating and maintenance costs due to lower planned and unplanned outages primarily at GenOn Mid-Atlantic and Southern California	(32)
Lower environmental expense at GenOn Mid-Atlantic for Maryland Ash sites in 2017	(15)
Lower operating and maintenance costs due to the sales of Seward, Shelby and Aurora during the first and third quarters of 2016	(10)
Lower maintenance costs due to the deactivation of Pittsburg facility in the first quarter of 2017	(9)
Higher maintenance costs due to higher planned outages at Cheswick in 2017	10
Other	(1)
$(89)

Other Cost of Operations
Other cost of operations increased by $2 million for the three months ended September 30, 2017, compared to the same period in 2016 due to favorable property tax settlements received in the third quarter of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.

Other cost of operations increased by $9 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first and third quarters of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.
Impairment Losses
During the nine months ended September 30, 2016, GenOn recorded an impairment loss of $59 million primarily due to impairment of Mandalay and Ormond Beach operating units. These losses are further described in Note 7, Impairments.
General and Administrative Expenses
General and administrative expenses increased by $12 million during the nine months ended September 30, 2017, compared to the same period in 2016 due to costs incurred, primarily in the first quarter, in connection with advisors and other consultants engaged to assist GenOn and its creditors with regards to the Chapter 11 proceedings as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate decreased by $32 million during the three months ended September 30, 2017 and decreased by $39 million during the nine months ended September 30, 2017, compared to the same periods in 2016 primarily due to a decrease in the amended shared service fee during the pendency of Chapter 11 Cases as further described in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Gain on Sale of Assets
The $262 million gain on sale of assets during the three months ended September 30, 2016 reflects the $74 million gain on sale of Potrero real property and a $188 million gain on sale of the Aurora Generating Station during the third quarter of 2016.
The $294 million gain on sale of assets during the nine months ended September 30, 2016 reflects the $74 million gain on sale of Potrero real property, $188 million gain on sale of the Aurora Generating Station, $29 million gain on sale of the Shelby Generating Station and a $3 million gain on the sale of an easement of land at Potrero during the first quarter of 2016.
Interest Expense
Interest expense decreased by $40 million during the three months ended September 30, 2017 and decreased by $41 million during the nine months ended September 30, 2017, compared to the same periods in 2016 primarily due to the filing of Chapter 11 Cases which constitutes an event of default on GenOn and GenOn Americas Generation Senior Notes in June of 2017 as further described in Note 3, Chapter 11 Cases to the Condensed Consolidated Financial Statements of this Form 10-Q.
Other Expense
During the nine months ended September 30, 2017, GenOn recorded other expense of $18 million, which represent costs associated with the 2022 Notes that were not assumed, as further described in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Reorganization Items
During the three months ended September 30, 2017, GenOn recorded loss for reorganization items of $29 million, which relates to advisory and legal costs directly associated with the Chapter 11 proceedings since the Petition Date as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
During the nine months ended September 30, 2017, GenOn recorded income for reorganization items of $48 million, which relates to the removal of debt premiums and credit reserve amounts, partially offset by advisory and legal costs directly associated with the Chapter 11 proceedings since the Petition Date as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.

Income Tax Expense
For the three months ended September 30, 2017, GenOn recorded an income tax expense of $0 million on pre-tax income of $72 million. For the same period in 2016, GenOn recorded an income tax expense of $21 million on pre-tax income of $284 million. The effective tax rate was 0.0% and 7.4% for the three months ended September 30, 2017, and 2016, respectively.
For the nine months ended September 30, 2017, GenOn recorded an income tax expense of $7 million on pre-tax income of $49 million. For the same period in 2016, GenOn recorded an income tax expense of $20 million on a pre-tax income of $268 million. The effective tax rate was 14.3% and 7.5% for the nine months ended September 30, 2017, and 2016, respectively.
For the three months ended September 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance.
For the nine months ended September 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the three and nine months ended September 30, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, offset by the impact of state income taxes associated with the disposition of generating stations during the year.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$236	$459	$(223)	$605	$1,041	$(436)
Capacity revenue (a)	195	160	35	464	550	(86)
Mark-to-market for economic hedging activities	(6)	(75)	69	(1)	(228)	227
Other revenues	4	6	(2)	12	15	(3)
Total operating revenues	429	550	(121)	1,080	1,378	(298)
Operating Costs and Expenses
Generation cost of sales (a)	310	403	(93)	733	937	(204)
Mark-to-market for economic hedging activities	(4)	(35)	31	(9)	(40)	31
Contract and emissions credit amortization	—	1	(1)	—	1	(1)
Operations and maintenance	49	65	(16)	180	227	(47)
Other cost of operations	9	2	7	33	18	15
Total cost of operations	364	436	(72)	937	1,143	(206)
Depreciation and amortization	18	21	(3)	54	59	(5)
General and administrative	6	—	6	6	—	6
General and administrative - affiliate	9	21	(12)	53	62	(9)
Total operating costs and expenses	397	478	(81)	1,050	1,264	(214)
Gain on sale of assets	—	74	(74)	—	77	(77)
Operating Income	32	146	(114)	30	191	(161)
Other Income/(Expense)
Other income, net	1	1	—	2	2	—
Interest expense	(1)	(15)	(14)	(26)	(44)	(18)
Total other expense	—	(14)	(14)	(24)	(42)	(18)
Income Before Reorganization Items and Income Taxes	32	132	(100)	6	149	(143)
Reorganization items, net	—	—	—	42	—	42
Income Before Income Taxes	32	132	(100)	48	149	(101)
Income tax	—	—	—	—	—	—
Net Income	$32	$132	$(100)	$48	$149	$(101)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.00	$2.81	7%	$3.17	$2.29	38%
MWh sold (in thousands)	2,013	4,251	(53)%	3,722	8,396	(56)%
MWh generated (in thousands)	2,005	4,166	(52)%	3,709	8,368	(56)%
(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$236	$459	$605	$1,041
Capacity revenue	195	160	464	550
Mark-to-market for economic hedging activities	(6)	(75)	(1)	(228)
Other revenues	4	6	12	15
Operating revenue	429	550	1,080	1,378
Cost of fuel	(79)	(175)	(208)	(339)
Other cost of sales	(231)	(228)	(525)	(598)
Mark-to-market for economic hedging activities	4	35	9	40
Contract and emissions credit amortization	—	(1)	—	(1)
Gross margin	$123	$181	$356	$480
Less: Mark-to-market for economic hedging activities, net	(2)	(40)	8	(188)
Less: Contract and emission credit amortization, net	—	(1)	—	(1)
Economic gross margin	$125	$222	$348	$669
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

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$138	$178	$349	$348
Capacity revenue	93	72	209	257
Other revenues	1	2	3	4
Operating revenue	232	252	561	609
Cost of fuel	(10)	(42)	(55)	(60)
Other cost of sales	(222)	(210)	(506)	(549)
Gross margin and economic gross margin	$—	$—	$—	$—

GenOn Americas Generation's gross margin decreased by $58 million and economic gross margin decreased by $97 million for the three months ended September 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 59% decrease in economic generation as a result of milder weather conditions as well as a 8% decrease in average realized hedge prices	$(58)
Lower gross margin at GenOn Mid-Atlantic due to the early closure and financial settlement of certain open positions with a counterparty in 2016	(50)
Lower gross margin due to lower volume of contract capacity as a result of deactivation of the Pittsburg facility	(11)
Higher gross margin due to increased capacity prices in New England, partially offset by lower capacity volumes in New York	15
Higher gross margin at GenOn Mid-Atlantic due to a 17% increase in PJM cleared auction capacity prices as a result of higher prices in the 2017/2018 capacity performance auction year	9
Other	(2)
Decrease in economic gross margin	$(97)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	38
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(58)
GenOn Americas Generation's gross margin decreased by $124 million and economic gross margin decreased by $321 million for the nine months ended September 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 61% decrease in economic generation as a result of milder weather conditions as well as a decrease in average realized hedge prices	$(180)
Lower gross margin at GenOn Mid-Atlantic due to the early closure and financial settlement of certain open positions with counterparties in 2016, partially offset by similar early financial settlements in 2017	(80)
Lower gross margin due to lower volume of contract capacity as a result of deactivation of the Pittsburg facility	(34)
Lower gross margin in New York and New England due to 7% lower realized prices as well as a 28% decrease in generation at Bowline and Canal due to planned outages	(27)
Lower gross margin at GenOn Mid-Atlantic due to a 12% decrease in PJM cleared auction capacity prices resulting from changes in the mix of capacity prices in the relevant auction years, partially offset by a 3% increase in PJM cleared auction capacity volumes and lower purchased capacity	(14)
Higher gross margin due to an increase in New York and New England capacity prices, partially offset by lower purchased capacity at Canal	19
Other	(5)
Decrease in economic gross margin	$(321)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	196
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(124)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Americas Generation's operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$9	$(61)	$(9)	$(225)
Net unrealized (losses)/gains on open positions related to economic hedges	(15)	(14)	8	(3)
Total mark-to-market losses in operating revenues	$(6)	$(75)	$(1)	$(228)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$15	$11	$60
Net unrealized gains/(losses) on open positions related to economic hedges	2	20	(2)	(20)
Total mark-to-market gains in operating costs and expenses	$4	$35	$9	$40
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.
For the three months ended September 30, 2017, the $6 million loss in operating revenues from economic hedge positions was primarily driven by a decrease in the value of forward purchases of natural gas contracts as a result of decreases in 2017 natural gas prices, as well as decreases in sales of power contracts as a result of increases in outer year forward power prices, partially offset by the reversal of previously recognized unrealized losses from electricity contracts that settled during the period. The $4 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from coal contracts that settled during the period, as well as an increase in the value of forward purchases of fuel contracts as a result of increases in 2017 coal prices.
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
For the nine months ended September 30, 2017, the $1 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period, largely offset by an increase in the value of forward sales of power contracts as a result of decreases in forward power prices. The $9 million gain in operating costs and expenses from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from natural gas and coal contracts that settled during the period, partially offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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

Operations and Maintenance
Operations and maintenance decreased by $16 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to lower operating and maintenance costs driven by a decrease in unplanned maintenance expense as a result of lower generation, and lower maintenance costs due to deactivation of the Pittsburg facility.
Operations and maintenance decreased by $47 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to a decrease in environmental expense for Maryland Ash compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned and unplanned maintenance expense as a result of lower generation.
Other Cost of Operations
Other cost of operations increased by $7 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the third quarter of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.
Other cost of operations increased by $15 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first and third quarters of 2016 for Chalk Point and Dickerson at GenOn Mid-Atlantic.
General and Administrative Expenses
General and administrative expenses increased by $6 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016 due to increased professional fees for legal matters.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate decreased by $12 million during the three months ended September 30, 2017 and decreased by $9 million during the nine months ended September 30, 2017, compared to the same periods in 2016 primarily due to a decrease in the amended shared service fee during the pendency of Chapter 11 Cases as further described in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
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
Interest Expense
Interest expense decreased by $14 million during the three months ended September 30, 2017 and decreased by $18 million during the nine months ended September 30, 2017, compared to the same periods in 2016 primarily due to the filing of Chapter 11 Cases which constitutes an event of default on GenOn Americas Generation Senior Notes in June 2017 as further described in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Reorganization Items
During the nine months ended September 30, 2017, GenOn Americas Generation recorded income for reorganization items of $42 million, which primarily relates to the removal of debt premiums and credit reserve amounts as further discussed in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Income Tax Expense/(Benefit)
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers.
For the three and nine months ended September 30, 2017 and 2016, GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.

GenOn Mid-Atlantic

The following table provides selected financial information for GenOn Mid-Atlantic:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$80	$263	$(183)	$209	$612	$(403)
Capacity revenue (a)	58	48	10	154	171	(17)
Mark-to-market for economic hedging activities	(10)	(83)	73	(2)	(203)	201
Other revenues	2	2	—	5	5	—
Total operating revenues	130	230	(100)	366	585	(219)
Operating Costs and Expenses
Generation cost of sales (a)	64	140	(76)	137	284	(147)
Mark-to-market for economic hedging activities	(5)	(40)	35	—	(39)	39
Operations and maintenance	44	48	(4)	143	181	(38)
Other cost of operations	7	(1)	8	23	9	14
Total cost of operations	110	147	(37)	303	435	(132)
Depreciation and amortization	16	16	—	47	45	2
General and administrative	6	—	6	6	—	6
General and administrative — affiliate	4	15	(11)	42	45	(3)
Total operating costs and expenses	136	178	(42)	398	525	(127)
Operating (Loss)/Income	(6)	52	(58)	(32)	60	(92)
Other Income/(Expense)
Other income	1	1	—	1	1	—
Interest expense	(1)	(2)	(1)	(2)	(4)	(2)
Total other expense	—	(1)	(1)	(1)	(3)	(2)
(Loss)/Income Before Income Taxes	(6)	51	(57)	(33)	57	(90)
Income tax	—	—	—	—	—	—
Net (Loss)/Income	$(6)	$51	$(57)	$(33)	$57	$(90)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.00	$2.81	7%	$3.17	$2.29	38%
MWh sold (in thousands)	1,520	3,813	(60)%	2,793	7,090	(61)%
MWh generated (in thousands)	1,519	3,734	(59)%	2,792	7,090	(61)%

(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Energy revenue	$80	$263	$209	$612
Capacity revenue	58	48	154	171
Mark-to-market for economic hedging activities	(10)	(83)	(2)	(203)
Other revenues	2	2	5	5
Operating revenue	130	230	366	585
Cost of fuel	(57)	(124)	(122)	(247)
Other cost of sales	(7)	(16)	(15)	(37)
Mark-to-market for economic hedging activities	5	40	—	39
Gross margin	$71	$130	$229	$340
Less: Mark-to-market for economic hedging activities, net	(5)	(43)	(2)	(164)
Economic gross margin	$76	$173	$231	$504
GenOn Mid-Atlantic's gross margin decreased by $59 million and economic gross margin decreased by $97 million for the three months ended September 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 59% decrease in economic generation as a result of milder weather conditions as well as an 8% decrease in average realized hedge prices	$(58)
Lower gross margin due to the early closure and financial settlement of certain open positions with a counterparty in 2016	(50)
Higher gross margin due to a 17% increase in PJM cleared auction capacity prices as a result of higher prices in the 2017/2018 capacity performance auction year	9
Other	2
Decrease in economic gross margin	$(97)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	38
Decrease in gross margin	$(59)
GenOn Mid-Atlantic's gross margin decreased by $111 million and economic gross margin decreased by $273 million for the nine months ended September 30, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 61% decrease in economic generation as a result of milder weather conditions as well as a decrease in average realized hedge prices	$(180)
Lower gross margin due to the early closure and financial settlement of certain open positions with counterparties in 2016, partially offset by similar early financial settlements in 2017	(80)
Lower gross margin due to a 12% decrease in PJM cleared auction capacity prices resulting from changes in the mix of capacity prices in the relevant auction years, partially offset by a 3% increase in PJM cleared auction capacity volumes and lower purchased capacity	(14)
Other	1
Decrease in economic gross margin	$(273)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	162
Decrease in gross margin	$(111)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Mid-Atlantic's operating revenues and operating costs and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$5	$(62)	$(8)	$(201)
Net unrealized (losses)/gains on open positions related to economic hedges	(15)	(21)	6	(2)
Total mark-to-market losses in operating revenues	$(10)	$(83)	$(2)	$(203)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$2	$15	$5	$55
Net unrealized gains/(losses) on open positions related to economic hedges	3	25	(5)	(16)
Total mark-to-market gains in operating costs and expenses	$5	$40	$—	$39
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or financial statement cost caption as the items being hedged.
For the three months ended September 30, 2017, the $10 million loss in operating revenues from economic hedge positions was primarily driven by a decrease in the value of forward sales of power contracts as a result of increases in 2018 power prices, partially offset by the reversal of previously recognized unrealized losses from electricity contracts that settled during the period. The $5 million gain in operating costs and expenses from economic hedge positions was primarily driven by an increase in the value of forward purchases of fuel contracts as a result of increases in 2017 coal prices, as well as the reversal of previously recognized unrealized losses from contracts that settled during the period.
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
For the nine months ended September 30, 2017, the $2 million loss in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized gains from electricity contracts that settled during the period, largely offset by an increase in the value of forward sales of power contracts as a result of decreases in power prices. The zero impact to operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from contracts that settled during the period, completely offset by a decrease in the value of forward purchases of fuel contracts as a result of decreases in forward coal prices.
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

Operations and Maintenance
Operations and maintenance decreased by $4 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to lower operating and maintenance costs driven by a decrease in unplanned maintenance expense as well as lower variable operating costs due to lower generation.
Operations and maintenance decreased by $38 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to a decrease in environmental expenses for Maryland Ash compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned and unplanned maintenance expense as well as lower variable operating costs due to lower generation.
Other Cost of Operations
Other cost of operations increased by $8 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the third quarter of 2016 for Chalk Point and Dickerson.
Other cost of operations increased by $14 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to favorable property tax settlements received in the first and third quarters of 2016 for Chalk Point and Dickerson.

General and Administrative Expenses
General and administrative expenses increased by $6 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to increased professional fees for legal matters.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate decreased by $11 million during the three months ended September 30, 2017 and decreased by $3 million during the nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to a decrease in the amended shared service fee during the pendency of Chapter 11 Cases as further described in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Income Tax Expense/(Benefit)
GenOn Mid-Atlantic is not subject to income taxes as it is a disregarded entity for tax purposes.
For the three and nine months ended September 30, 2017 and 2016, GenOn Mid-Atlantic was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2017 and December 31, 2016, the Registrants' liquidity was comprised of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$576	$463
GenOn Mid-Atlantic (a)	175	471
REMA (a)	59	100
Restricted cash	1	—
Total	811	1,034
Credit facility availability (b)	294	228
Total liquidity	$1,105	$1,262
(a) At September 30, 2017, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
(b) Includes the $300 million cash collateralized letter of credit facility that GenOn obtained from a third party financial institution on July 14, 2017.

For the nine months ended September 30, 2017, total liquidity decreased $157 million. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion. Also, in July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial margin.
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
During the pendency of the Chapter 11 Cases, GenOn expects that its primary sources of liquidity will continue to be cash on hand, cash flows from operations, and the letter of credit facility.
In addition to the cash requirements necessary to fund ongoing operations, GenOn has incurred and continues to incur significant professional fees and other costs in connection with the preparation and handling of its Chapter 11 Cases. GenOn anticipates that it will continue to incur significant professional fees and costs during the pendency of its Chapter 11 Cases.
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
As described above and in Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, GenOn Energy, Inc. and GenOn Americas Generation have submitted the Plan in connection with their Chapter 11 Cases. There is no assurance that such Plan will be approved by the requisite stakeholders, confirmed by the Bankruptcy Court, or successfully implemented thereafter. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the successful confirmation of the Plan and emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.

With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of September 30, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of lease events of default as further described in Note 8, Debt and Capital Leases to the Condensed Consolidated Financial Statements of this Form 10-Q, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.

Restricted Payments Tests
Of the $810 million of cash and cash equivalents of the Registrants' as of September 30, 2017, $175 million and $59 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of September 30, 2017, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments. GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since 2009.
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
GenOn Mid-Atlantic entered into a limited waiver agreement with U.S. Bank as lease indenture trustee and pass through trustee, the owner lessors, the owner participants and certain consenting certificateholders under the Morgantown operating leases, pursuant to which all such parties agreed to waive the requirement that GenOn Mid-Atlantic reinstate the availability of any drawn qualifying credit support under any lease agreement for the Morgantown coal generation unit. The limited waiver agreement became effective on September 30, 2017 and will remain in effect until the earlier of (i) November 22, 2017 and (ii) 10 business days after a decision or order is issued in the Debtors’ Motion to Estimate the Owner Lessor Plaintiffs’ Claims and Expedited Motion to Establish Related Schedule [Docket No. 128], pending in the Chapter 11 Cases of the GenOn Entities in the United States Bankruptcy Court for the Southern District of Texas, jointly administered under the lead case caption In re GenOn Energy, Inc., Case No. 17-33695 (DRJ).

In connection with the letters of credit issued pursuant to the Natixis Agreement, the LC Provider delivered notices of termination, dated October 26, 2017, of its intent to terminate such letters of credit as of December 27, 2017. Pursuant to the operative documents governing the leases of the Morgantown and Dickerson coal generation units and the letters of credit, the issuer of the letters of credit may terminate such letters of credit by providing 60 days prior written notice to the holders thereof, among other parties. Pursuant to the same operative documents, GenOn Mid-Atlantic must provide alternative qualifying credit support no later than 30 days prior to the intended termination date of the letters of credit subject to termination. GenOn Mid-Atlantic intends to vigorously pursue all rights and claims available to it against any person in connection with the termination of the letters of credit by the LC Provider and the resulting replacement of qualifying credit support.
Capital Expenditures
The following table and description summarizes the Registrants' capital expenditures for maintenance, environmental, and fuel conversions/additions for the nine months ended September 30, 2017 and currently estimated capital expenditures forecast for the remainder of 2017.

	Maintenance	Environmental	Fuel conversions/additions	Total
	(In millions)
Total cash capital expenditures for the nine months ended September 30, 2017
GenOn	$43	$15	$11	$69
GenOn Americas Generation	24	9	—	33
GenOn Mid-Atlantic	21	9	—	30
Estimated capital expenditures for the remainder of 2017
GenOn	26	1	—	27
GenOn Americas Generation	6	1	—	7
GenOn Mid-Atlantic	7	1	—	8
Environmental Capital Expenditures
GenOn estimates that environmental capital expenditures from 2017 through 2021 required to comply with environmental laws will be approximately $27 million for GenOn, which includes $12 million for GenOn Americas Generation. The estimate for GenOn Americas Generation includes $12 million for GenOn Mid-Atlantic.
Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating station through 2026 and leases 16.67% and 16.45% interests in the Keystone and Conemaugh coal generation stations, respectively, through 2034. In addition, GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation stations and associated property through 2029 and 2034, respectively. GenOn and GenOn Mid-Atlantic account for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively. As of September 30, 2017, the termination value of the GenOn Mid-Atlantic operating leases was $834 million, and as of September 30, 2017, the termination value of the REMA operating leases was $577 million. See above for further information regarding the status of the GenOn Mid-Atlantic leases and related payments.
The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the nine months ended September 30, 2017 and the future payments for the remaining term of the respective lease agreements.

	Nine months ended September 30, 2017	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
REMA	$63	$—	$55	$65	$56	$47	$231	$517
GenOn Mid-Atlantic	128	16	105	139	105	42	400	935
Total Minimum Lease Payment	$191	$16	$160	$204	$161	$89	$631	$1,452

Cash Flow Discussion

The following table reflects the changes in cash flows for the comparative nine month periods:

GenOn

	Nine months ended September 30,
	2017	2016	Change
	(In millions)
Net cash (used)/provided by operating activities	$(53)	$190	$(243)
Net cash (used)/provided by investing activities	(69)	326	(395)
Net cash used by financing activities	(101)	(4)	(97)

Net Cash (Used)/Provided By Operating Activities
Changes to net cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(257)
Change in cash collateral in support of risk management activities	172
Proceeds from sale of emissions allowances in 2016	(36)
Changes in fuel inventory to meet commodity and transportation obligations	(80)
Other changes in working capital primarily related to prepaid rent	(42)
$(243)
Net Cash (Used)/Provided By Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Decrease in capital expenditures primarily due to the completion of gas addition projects at Shawville and New Castle, as well as fewer planned outages across the fleet	$170
Proceeds from sale of assets in 2016	(563)
Other	(2)
$(395)
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Payment for credit support	$(130)
Proceeds from draw on intercompany secured revolving credit facility	125
Payments for financing costs primarily related to the 2022 Notes and the Backstop Fee	(94)
Decrease in payments for current and long-term debt	2
$(97)

GenOn Americas Generation

	Nine months ended September 30,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$10	$153	$(143)
Net cash (used)/provided by investing activities	(36)	32	(68)
Net cash used by financing activities	(271)	—	(271)

Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(258)
Change in cash collateral in support of risk management activities	179
Changes in fuel inventory to meet commodity and transportation obligations	(62)
Other changes in working capital	(2)
$(143)
Net Cash (Used)/Provided By Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Decrease in capital expenditures for maintenance	$11
Proceeds from sale of assets in 2016	(76)
Increase in notes receivable - affiliate with GenOn Energy Holdings	(3)
$(68)
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Payment for credit support	$(130)
Payment for amounts due to GenOn Energy, Inc.	(125)
Payments for financing costs primarily related to the Backstop Fee	(16)
$(271)

GenOn Mid-Atlantic

	Nine months ended September 30,
	2017	2016	Change
	(In millions)
Net cash (used)/provided by operating activities	$(10)	$224	$(234)
Net cash used by investing activities	(30)	(40)	10
Net cash used by financing activities	(256)	—	(256)

Net Cash (Used)/Provided By Operating Activities

Changes in net cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(242)
Changes in fuel inventory to meet commodity and transportation obligations	(63)
Other changes in working capital primarily related to prepaid rent	71
$(234)

Net Cash Used By Investing Activities

Changes to net cash used by investing activities were driven by capital expenditures.
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were primarily driven by $130 million payment for credit support and $125 million payment for amounts due to GenOn Energy, Inc.

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
GenOn
For the nine months ended September 30, 2017, GenOn had total domestic pre-tax book income of $49 million. GenOn had cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $1.3 billion and state of $2.7 billion as of December 31, 2016. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn’s net federal NOLs will begin to expire starting in 2032.
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
As of September 30, 2017, GenOn does not have any uncertain tax benefits.
GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2015, and with few exceptions, state and local tax examinations are no longer open for years prior to 2010.
GenOn Americas Generation
For the nine months ended September 30, 2017, GenOn Americas Generation had total domestic pre-tax book income of $48 million. As of December 31, 2016, GenOn Americas Generation had no cumulative NOL carryforwards available.
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
As of September 30, 2017, GenOn Americas Generation does not have any uncertain tax benefits.
GenOn Mid-Atlantic
For the nine months ended September 30, 2017, GenOn Mid-Atlantic had a total domestic pre-tax book loss of $33 million. As of December 31, 2016, GenOn Mid-Atlantic had no cumulative NOL carryforwards available.
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
As of September 30, 2017, GenOn Mid-Atlantic does not have any uncertain tax benefits.
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

Contractual Obligations and Commercial Commitments

The Registrants have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Registrants' capital expenditure programs. These are disclosed in the following tables and in the Registrants' 2016 Form 10-K in Note 9, Debt and Capital Leases, Note 11, Benefit Plans and Other Postretirement Benefits, and Note 14, Commitment and Contingencies. See also Note 3, Chapter 11 Cases, Note 8, Debt and Capital Leases, and Note 11, Commitments and Contingencies, to this Form 10-Q for discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and nine months ended September 30, 2017.

GenOn

	By Remaining Maturity at September 30,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(In millions)
Letters of credit and surety bonds	$154	$24	$—	$—	$178
Other guarantees	—	365	—	158	523
Total guarantees	$154	$389	$—	$158	$701

GenOn Americas Generation

	By Remaining Maturity at September 30,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(In millions)
Letters of credit and surety bonds	$17	$6	$—	$—	$23
Total guarantees	$17	$6	$—	$—	$23

Fair Value of Derivative Instruments
The Registrants may enter into power sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2017.
GenOn

Derivative Activity Gains	(In millions)
Fair Value of Contracts as of December 31, 2016	$2
Contracts realized or otherwise settled during the period	7
Changes in fair value	6
Fair Value of Contracts as of September 30, 2017	$15

	Fair Value of Contracts as of September 30, 2017
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$9	$11	$—	$—	$20
Level 3	(5)	—	—	—	(5)
Total	$4	$11	$—	$—	$15
GenOn Americas Generation

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2016	$(3)
Contracts realized or otherwise settled during the period	3
Fair Value of Contracts as of September 30, 2017	$—

	Fair Value of Contracts as of September 30, 2017
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$(1)	$2	$—	$—	$1
Level 3	(1)	—	—	—	(1)
Total	$(2)	$2	$—	$—	$—

GenOn Mid-Atlantic

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2016	$2
Contracts realized or otherwise settled during the period	(3)
Changes in fair value	(1)
Fair Value of Contracts as of September 30, 2017	$(2)

	Fair Value of Contracts as of September 30, 2017
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$(3)	$2	$—	$—	$(1)
Level 3	(1)	—	—	—	(1)
Total	$(4)	$2	$—	$—	$(2)
The Registrants have elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Registrants' portfolio. As the Registrants' trade-by-trade derivative accounting results in a gross-up of their derivative assets and liabilities, the net derivative asset and liability position is a better indicator of Registrants' hedging activity. As of September 30, 2017, GenOn had a net derivative asset balance of $15 million and GenOn Americas Generation had no net derivative balance, which are increases to total fair value of $13 million and $3 million, respectively, as compared to December 31, 2016. These increases were primarily driven by the roll-off of trades that settled during the period, as well as gains in fair value. As of September 30, 2017, GenOn Mid-Atlantic had a net derivative liability balance of $2 million, which is a decrease to total fair value of $4 million, as compared to December 31, 2016. This decrease was primarily driven by the roll-off of trades that settled during the period, as well as losses in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic derivative contracts would result in a decrease of approximately $31 million, $13 million, and $13 million, respectively, in the net value of derivatives as of September 30, 2017. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic derivative contracts would result in an increase of approximately $31 million, $13 million, $13 million, respectively, in the net value of derivatives as of September 30, 2017.

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

The Registrants test their long-lived assets for impairment whenever indicators of impairment exist. The Registrants' annual budget is utilized to determine the cash flows associated with the Registrants' long-lived assets, which incorporates various assumptions, including the Registrants' long-term view of natural gas prices and its impact on merchant power prices and fuel costs, as well as various state and federal subsidies and federal, regional and state environmental compliance costs. The Registrants' annual budget process is finalized and approved by the Board of Directors in the fourth quarter. It is reasonably possible that the updated long term cash flows will not support the carrying value of certain assets, and the Registrants will be required to test such assets for impairment. Additionally, continued decreases in power prices could also result in an adverse change in the manner that long-lived assets are used, or result in the Registrants selling an asset before the end of its previously estimated useful life, at a price that is lower than its carrying amount. During the preparation of the budget, the Registrants noted that management’s view of long term merchant power prices has decreased, and accordingly, it is reasonably possible that certain of the Registrants' long-lived assets will be significantly impaired during the fourth quarter of 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
On June 14, 2017, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the GenOn entities have been stayed by operation of Section 362(a) of the Bankruptcy Code. For more information, see Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q. For a discussion of additional material legal proceedings in which the Registrants were involved through September 30, 2017, see Note 11, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Item 1A — RISK FACTORS (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2016 Form 10-K and Part II, Item 1A in the Registrants' Form 10-Q for the quarter ended June 30, 2017. There have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2016 Form 10-K and the Registrants' Form 10-Q for the quarter ended June 30, 2017.
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
10.1
First Amendment to Backstop Commitment Letter, dated as of August 9, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto, amending that certain Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2017.
10.2
Amended and Restated Backstop Commitment Letter, dated as of October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the guarantors party thereto and backstop parties thereto.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.3
First Amendment, dated as of October 2, 2017, to the Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, NRG Energy, Inc. and the consenting noteholders party thereto.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.4
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and certain of their directly and indirectly-owned subsidiaries listed on the signature pages thereto, and the required consenting noteholders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017.
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
10.1
First Amendment to Backstop Commitment Letter, dated as of August 9, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto, amending that certain Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2017.
10.2
Amended and Restated Backstop Commitment Letter, dated as of October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the guarantors party thereto and backstop parties thereto.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.3
First Amendment, dated as of October 2, 2017, to the Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, NRG Energy, Inc. and the consenting noteholders party thereto.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.4
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and certain of their directly and indirectly-owned subsidiaries listed on the signature pages thereto, and the required consenting noteholders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017.
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
10.1
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and certain of their directly and indirectly-owned subsidiaries listed on the signature pages thereto, and the required consenting noteholders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017.
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

Date: November 6, 2017

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

Date: November 6, 2017

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

Date: November 6, 2017