Form 10-K
period 2017-12-31
GenOn Energy, Inc.; GENON AMERICAS GENERATION LLC; GENON MID-ATLANTIC, LLC
filed 2018-03-30
CIK 1126294, 1140761, 1138258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
GenOn Energy, Inc.	☐	☐	☑	☐	☐
GenOn Americas Generation, LLC	☐	☐	☑	☐	☐
GenOn Mid-Atlantic, LLC	☐	☐	☑	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
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
NOTE: WHEREAS GENON MID-ATLANTIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS COMBINED FORM 10-K IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2) FOR GENON MID-ATLANTIC, LLC.

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflects updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CCGT	Combined Cycle Gas Turbine
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002
CES	Clean Energy Standard
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
CO2	Carbon Dioxide
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Deactivation	Includes retirement, mothballing and long-term protective layup. In each instance, the deactivated unit cannot be currently called upon to generate electricity.
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
GenMA Settlement
The settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders as part of the Bankruptcy Court approval of the Plan

GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes
GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.50% senior notes due 2021 and $329 million of 9.125% senior notes due 2031 as of December 31, 2017

GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
GenOn Entities
GenOn and certain of its wholly owned subsidiaries, including GenOn Americas Generation, that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on June 14, 2017

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generation stations under operating leases
GenOn Plans	Collectively, the NRG GenOn LTIP, The GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan
GenOn Senior Notes
GenOn's $1.8 billion outstanding unsecured senior notes consisting of $691 million of 7.875% senior notes due 2017, $649 million of 9.500% senior notes due 2018, and $490 million of 9.875% senior notes due 2020

GHG	Greenhouse Gas
Governance Committee	The Governance Committee of the board of directors of GenOn
GW	Gigawatt
HAPs	Hazardous Air Pollutant
IASB	International Accounting Standards Board
ICAP	New York Installed Capacity
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
IPA	Illinois Power Authority
IRC	Internal Revenue Code of 1986, as amended
IRC §	IRC Section
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
LTSA	Long Term Service Agreement
MAAC	Mid-Atlantic Area Council
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MC Asset Recovery	MC Asset Recovery, LLC
MDE	Maryland Department of the Environment
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries

Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
Mothballed
The unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months

MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
NAAQS	National Ambient Air Quality Standards
Natixis	Natixis Funding Corp.
NEPGA	New England Power Generators Association
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to GenOn, GenOn Americas Generation or GenOn Mid-Atlantic, as applicable, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas, Inc.)
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn employees
NRG Merger	The merger completed on December 14, 2012 whereby GenOn became a wholly owned subsidiary of NRG
NSPS	New Source Performance Standards
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/(Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PER	Peak Energy Rate
Petition Date	June 14, 2017
PJM	PJM Interconnection, LLC
Plan	Joint Chapter 11 Plan of Reorganization of the GenOn Entities filed on June 29, 2017 and as amended on September 18, 2017, October 2, 2017 and December 12, 2017
PPM	Parts Per Million
PUCO	Public Utility Commission of Ohio
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)

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
Services Agreement
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the transition services agreement, formerly the services agreement, with GenOn

Settlement Agreement
A settlement agreement and any other documents necessary to effectuate the settlement among NRG, GenOn, and certain holders of senior unsecured notes of GenOn Americas Generation and GenOn, and certain of GenOn's direct and indirect subsidiaries

Seward	The Seward generation station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby County generation station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
Tax Act	The Tax Cut and Jobs Act of 2017
U.S.	United States of America

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
The Registrants’ generation facilities are located in the U.S. and comprise generation facilities across the merit order. The sale of capacity and power from baseload and intermediate generation facilities accounts for a majority of the Registrants’ generation revenues. In addition, the Registrants’ generation portfolio provides each Registrant with opportunities to capture additional revenues by selling power during periods of peak demand, offering capacity or similar products, and providing ancillary services to support system reliability.
The following table summarizes the generation portfolio as of December 31, 2017, by Registrant:

	(In MW)(a)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas(b)(c)(d)(e)	9,348	3,011	1,864
Coal	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	15,394	6,878	4,605

(a)
MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units. MW for GenOn Americas Generation are included within GenOn and MW for GenOn Mid-Atlantic are included within GenOn Americas Generation.

(b)
GenOn's natural gas generation portfolio excludes 1,029 MW related to Pittsburg generation station, a natural gas-fired facility located in California, which was deactivated by GenOn Americas Generation on January 1, 2017, as a result of notification received during 2016 that its bid for a resource adequacy contract for 2017 with Pacific Gas & Electric was not accepted.

(c)	GenOn's natural gas generation portfolio includes 275 MW related to Choctaw Unit 1 which was in forced outage but returned to service on November 30, 2017.

(d)	On February 28, 2018, GenOn notified the CPUC and CAISO of its intent to retire Etiwanda by June 1, 2018, Ormond Beach by October 1, 2018 and Ellwood by January 1, 2019, collectively 2,210 MW.

(e)	GenOn retired Mandalay in February 2018, representing 560 MW.

GenOn Chapter 11 Cases
On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, or the Chapter 11 Cases. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA, and certain other subsidiaries, did not file for relief under Chapter 11.
The GenOn Entities remain in possession of their property and continue their business operations in the ordinary course uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Item 15 — Note 3, Chapter 11 Cases for more information on the Chapter 11 Cases.
On June 29, 2017, the GenOn Entities filed the Plan and the Disclosure Statement with the Bankruptcy Court consistent with the Restructuring Support Agreement. On September 18, 2017 and October 2, 2017, the GenOn Entities filed amendments to the Plan and the Disclosure Statement, which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the Plan, as amended, and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing. On or about October 6, 2017, the Debtors commenced solicitation of the Plan.

On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation's Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders agreed to extend the milestones in the Restructuring Support Agreement, by which the Plan must become effective, or the Effective Date. Specifically, the Consent Agreement extends the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending, or the Extended Effective Dates.
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances and releases, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, the resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.
The Bankruptcy Court order confirming the Plan also approved the settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders, or the GenMA Settlement, and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The GenMA Settlement remains subject to definitive documentation.

Certain terms of the compromise as reached by the GenMA Settlement parties are as follows, as qualified by the full settlement framework on file with the Bankruptcy Court:

•	settlement of all pending litigation and objections to the Plan (including with respect to releases and feasibility);

•	GenOn will provide a $55.0 million one-year 15% senior secured bridge facility;

•
cash redemption or purchase of certain outstanding lessor notes/pass-through certificates, funded by (i) GenOn Mid-Atlantic cash on hand; (ii) proceeds from a J.P. Morgan letter of credit draw; (iii) the $55.0 million bridge facility provided by GenOn; (iv) a $20.0 million cash contribution by GenOn; and (v) proceeds from the Natixis letter of credit facility;

•	the option to defer certain equity rent and shared services to support GenOn Mid-Atlantic’s liquidity;

•	GenOn and NRG will provide $57.5 million of new qualifying credit support to GenOn Mid-Atlantic, consisting of:

•	$20.0 million cash contribution by GenOn; and

•	$37.5 million in letters of credit from NRG.

•
GenOn will retain $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic and all proceeds of NRG’s settlement payment of approximately $261.3 million to GenOn to fully settle the disputes existing between such parties and their respective affiliates (subject to setoff of approximately $125.0 million in NRG claims against GenOn under the parties’ Intercompany Revolver), or the NRG Settlement Payment;

•	debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs (as defined in the Plan).
The terms of the GenMA Settlement are subject to further negotiations between the parties and the consummation of the GenMA Settlement on any terms is subject to certain conditions and may not be consummated on the terms as currently contemplated or at all. To the extent the GenMA Settlement is not consummated, GenOn Mid-Atlantic will retain the right to opt out of the releases given to each other releasing party prior to the Effective Date.
Liquidity and Ability to Continue as a Going Concern
As described above, GenOn and GenOn Americas Generation submitted the Plan in connection with the Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation’s ability to continue as going concerns is dependent on many factors, including the consummation of the Plan in a timely manner, and GenOn's and GenOn Americas Generation's ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as going concerns.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default as further described in Item 15 — Note 10, Debt and Capital Leases has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.

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

Significant Events
GenOn Chapter 11 Bankruptcy Filing

•
On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, as discussed in more detail including related matters in Item 15 — Note 1, Nature of Business, Note 3, Chapter 11 Cases, and Note 14, Related Party Transactions.

Tax Act

•
As of December 31, 2017, as a result of the Tax Act, GenOn, GenOn Americas Generation and GenOn Mid-Atlantic reduced their deferred tax assets by $766 million, $314 million and $266 million, respectively. The impact of the reduction in deferred tax assets is fully offset by valuation allowances for corresponding amounts, resulting in no net impact to the tax expense for 2017. While the Registrants have not yet completed their assessment of the effects of the Tax Act, reasonable estimates for the impact of the items specified above were able to be determined.

Impairments and Asset Sales

•
During 2017, GenOn recorded impairment losses of $274 million related to various facilities, which included $220 million within both GenOn Americas Generation and GenOn Mid-Atlantic. The impairment losses are discussed in more detail in Item 15 —Note 9, Impairments.

•
On February 22, 2018, subsidiaries of GenOn entered into an agreement to sell the Hunterstown generation station, an 810 MW natural gas facility in Gettysburg, Pennsylvania, for cash consideration of $498 million, subject to working capital adjustments which are expected to be approximately $22 million. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.

•
On March 22, 2018, subsidiaries of GenOn entered into an agreement to sell the Canal Units 1 and 2 electricity generating facilities with a combined 1,112 MW capacity in Sandwich, Massachusetts, for cash consideration of $320 million. The closing purchase price is subject to working capital adjustments (including a downward adjustment for distributions or dividends made after June 30, 2018) and upward adjustment of $13.5 million if a concurrent transaction for the sale of the Canal 3 project does not close between those parties due to a debt financing failure. The transaction is expected to close early in the third quarter of 2018 and is subject to various customary closing conditions, approvals and consents.

In December 2017, GenOn made a one-time payment to NRG of $15 million as compensation for being granted a purchase option and a rejection option with respect to the Canal 3 project. NRG is expected to reimburse GenOn $13.5 million when and if NRG closes the agreed upon sale of the Canal 3 project to an affiliate of the third party purchaser in the Canal Units 1 and 2 transaction. On March 22, 2018, an affiliate of the Canal Units 1 and 2 purchaser entered into an agreement to purchase Canal 3 directly from an affiliate of NRG. GenOn elected to allow the rejection option to expire unexercised and has agreed to not exercise the purchase option.
Financing Activities

•
On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.

Operational Matters
GenOn Americas Generation deactivated the Pittsburg generation station, a 1,029 MW natural gas-fired facility located in California, on January 1, 2017.

GenOn, through its subsidiary, NRG California South LP, owns and operates the Mandalay generation station, Units 1, 2 and 3 (“Mandalay”) located in Oxnard, California.  On October 19, 2017, NRG California South LP provided notice to the CPUC and the CAISO of its intent to shut down and retire Mandalay by December 31, 2017. Mandalay was retired in February 2018.
On February 28, 2018, GenOn, through its subsidiary, NRG California South LP, provided additional notices to the CPUC and the CAISO of its intent to shut down and retire the Etiwanda generation station by June 1, 2018, the Ormond Beach generation station by October 1, 2018, and the Ellwood generation station by January 1, 2019.

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
Many of the Registrants’ generation assets are located within densely populated areas, which tend to have higher wholesale pricing as a result of relatively favorable local supply-demand balance. The Registrants have generation assets located in or near major metropolitan areas. These facilities, some of which are aging, are often ideally situated for repowering or the addition of new capacity because their location and existing infrastructure provide significant advantages over undeveloped sites.
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
PJM (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Minimum Offer Price Rule Exemption Appeal — On July 7, 2017, the D.C. Circuit vacated a FERC order from 2013 related to an exemption to the Minimum Offer Price Rule, or MOPR, and remanded the issue back to FERC. On October 23, 2017, PJM re-filed its initial 2012 MOPR. On December 8, 2017, FERC rejected PJM's filing and directed PJM to submit a compliance filing reinstating the MOPR in effect prior to PJM's December 2012 filing. PJM submitted a compliance filing modifying certain PJM tariff sections, retaining the unit-specific exception, which FERC has accepted.
2020/2021 PJM Auction Results — On May 23, 2017, PJM announced the results of its 2020/2021 base residual auction.

The tables below provide a detailed description of the Registrants' base residual auction results:
GenOn:

	Capacity Performance Product
Zone	Cleared Capacity (MW)	Price ($/MW-day)	Expected capacity revenues
EMAAC	496	$187.87
MAAC	6,040	86.04
RTO	537	76.53
Total	7,073		$239
GenOn Americas Generation & GenOn Mid-Atlantic:

	Capacity Performance Product
Zone	Cleared Capacity (MW)	Price ($/MW-day)	Expected capacity revenues
MAAC (1)	3,824	$86.04
Total	3,824		$120
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
New England (GenOn and GenOn Americas Generation)
2021/2022 ISO-NE Auction Results — On February 6, 2018, ISO-NE announced the results of its 2021/2022 forward capacity auction.  GenOn cleared 1,135 MW at $4.631 kW-month providing expected annualized capacity revenues of $63 million.
Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. The PER adjustment reduces capacity payments on days where energy prices exceed a pre-defined level, known as the "PER strike price." On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to the methodology used to calculate the PER strike price. FERC also directed the parties to determine any refunds for PER paid between September 30, 2016 and May 31, 2018. On July 26, 2017, NEPGA filed settlement documents at FERC, which the Registrants did not oppose. On February 20, 2018, FERC accepted the settlement and directed ISO-NE to submit a compliance filing consistent with the terms of the settlement.

New York (GenOn and GenOn Americas Generation)
Independent Power Producers of New York (IPPNY) Complaint — On January 9, 2017, EPSA requested FERC to promptly direct the NYISO to file tariff provisions to address pending market concerns related to out-of-market payments to existing generation in the NYISO. This request was prompted by the ZEC program initiated by the NYSPSC. This request follows IPPNY’s complaint at FERC against the NYISO on May 10, 2013, as amended on March 25, 2014. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.
MISO (GenOn)
Revisions to MISO Capacity Construct — On February 28, 2018, FERC issued two orders on MISO’s capacity market design, which together, re-affirm MISO’s existing capacity market structure. FERC also held that, even though there was a period of time between where MISO’s capacity market structure may not have just and reasonable, that FERC exercised its remedial authority not to rerun past auctions. The Registrants have 30 days to seek an administrative rehearing with FERC. The eventual outcome of this proceeding will affect capacity prices in MISO and the incentive for generators in MISO to sell capacity into neighboring markets.
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

Cross-State Air Pollution Rule — The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio, and Pennsylvania. On October 26, 2016, the EPA finalized the CSAPR Update Rule, which reduces future NOx allocations and discounts the current banked allowances to account for the more stringent 2008 Ozone NAAQS and to address the D.C. Circuit's July 2015 decision. This rule has been challenged in the D.C. Circuit. The Registrants believe that their investment in pollution controls and cleaner technologies leave the fleet well-positioned for compliance.
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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which will impose more stringent requirements (as individual permits are renewed) for wastewater streams from flue gas desulfurization, or FGD, fly ash, bottom ash, and flue gas mercury control. In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed some of the deadlines. On September 18, 2017, the EPA promulgated a final rule that (i) postpones the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA completes its next rulemaking and (ii) withdrew the April 2017 administrative stay. The legal challenges have been suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Registrants have largely eliminated its estimate of the environmental capital expenditures that would have been required to comply with permits incorporating the revised guidelines. The Registrants will revisit these estimates after the rule is revised.
See Item 15 — Note 16, Regulatory Matters, Note 17, Environmental Matters, and Note 18, Guarantees, to the Consolidated Financial Statements.
Regional Environmental Issues
RGGI — The Registrants operate generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020.  The nine RGGI states re-evaluated the program and published a model rule to further reduce the number of allowances. The revisions being currently contemplated could adversely impact the Registrants' results of operations, financial condition and cash flows. Other states (e.g., New Jersey) may join or rejoin RGGI. This action could adversely impact generating assets in the subject state(s) and may affect the RGGI budgets and the likelihood that more states may join the program.
Massachusetts Global Warming Solutions Act Proposed Regulation — In May 2016, the Massachusetts Supreme Judicial Court held that Massachusetts DEP had not complied with the 2008 Global Warming Solutions Act, which requires establishing limits for sources of GHGs. The Court held that participation in RGGI was not sufficient. In August 2017, the Massachusetts DEP finalized a regulation that, if it survives legal challenges, would limit GHG emissions, and may limit operations, from electric generating facilities located in Massachusetts.  On September 11, 2017, the New England trade association and GenOn filed a complaint in the Commonwealth of Massachusetts Superior Court of Suffolk County. On January 31, 2018, the court transferred the case to the Supreme Judicial Court for Suffolk County. Briefing is underway.

Employees
As of December 31, 2017, GenOn had 1,339 employees of which 506 employees were part of GenOn Americas Generation and 401 employees were part of GenOn Mid-Atlantic, approximately 65.7%, 66.2% and 69.1%, respectively, of whom were covered by bargaining agreements. During 2017, the Registrants did not experience any labor stoppages or labor disputes at any of their facilities.

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

GenOn will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with GenOn’s plans. These risks and uncertainties could affect the GenOn Entities' business and operations in various ways and may also affect the date of the GenOn Entities' emergence from Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with the Chapter 11 Cases, GenOn cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases will have on its business, cash flows, liquidity, financial condition and results of operations. These risks may adversely affect GenOn’s business prospects and ability to continue as a going concern.
If the Plan does not become effective, if current financing is insufficient, or if other financing is not available, GenOn could be required to seek a sale of the company or certain of its material assets, outside of the third-party sale transactions currently contemplated by the Plan, pursuant to Section 363 of the Bankruptcy Code, or be required to liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, a plan of reorganization must become effective. While the Bankruptcy Court entered an order confirming the Plan on December 12, 2017, it is possible that the Plan will not become effective, which would restrict the GenOn Entities' ability to emerge from the Chapter 11 Cases and continue operations. If GenOn is unable to meet its liquidity needs, it may have to take other actions to seek additional financing to the extent available or it could be forced to consider other alternatives to maximize potential recovery for the creditors, including the possible sale of the company or certain material assets, outside of the third-party sale transactions currently contemplated by the Plan pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.
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

GenOn is highly dependent on NRG for services under a transition services agreement. Loss of such services, if any, could have a material impact on GenOn's business, financial condition, results of operation and cash flows.
GenOn receives significant services from NRG under a transition services agreement that was approved by the Bankruptcy Court on December 12, 2017.  Under the transition services agreement, GenOn relies on NRG for its administrative and management functions and services including human resources-related functions, accounting, tax administration, information systems, legal services, treasury and planning, operations and asset management, risk and commercial operations, and other support services.  GenOn may not be able to receive such services from NRG other than during the transition period contemplated by the transition services agreement.  As a result, GenOn will need to utilize its own resources for such services or otherwise find a substitute provider for such services.  GenOn, however, may not have sufficient internal resources to effectively provide such services and may not be able to contract with a substitute service provider on similar terms or at all. Moreover, the costs of obtaining a substitute service provider, if found, may also be substantial and overly burdensome for GenOn. In addition, in light of NRG's familiarity with GenOn's assets, a substitute service provider, if any, may not be able to provide the same level of service due to lack of preexisting synergies. If, after emerging from bankruptcy, GenOn cannot support necessary services from its internal resources or otherwise locate a provider that is able to provide it with substantially similar services as NRG does under the transition services agreement on similar terms for similar costs, GenOn's business, financial condition, results of operation and cash flows would be adversely affected. In addition, on February 28, 2018, GenOn informed GenOn Mid-Atlantic and REMA that it does not intend to provide shared services to the respective entities beyond the summer of 2018. If GenOn Mid-Atlantic and REMA cannot support necessary services from its internal resources or otherwise locate providers that are able to provide them with substantially similar services, their businesses, financial condition, results of operation and cash flows would be adversely affected.
GenOn may not be able to successfully implement the restructuring transactions set forth in the Restructuring Support Agreement and the various support agreements implementing its terms.
There are certain material conditions the GenOn Entities must satisfy under the Restructuring Support Agreement, including the timely satisfaction of certain milestones in the Chapter 11 proceedings, such as effectiveness of the Plan. The ability of the GenOn Entities to timely complete such milestones is subject to risks and uncertainties that may be beyond their control.
The consummation of the restructuring transactions described in the Restructuring Support Agreement and the various support agreements implementing its terms, is subject to the risk that definitive documentation with respect to the settlement negotiations between GenOn, NRG, the Consenting Holders, GenOn Mid-Atlantic and certain of its stakeholders (including the owner lessor plaintiffs), or the GenMA Settlement, may not be agreed upon causing the GenMA Settlement not to be consummated.
If GenOn is unable to implement the restructuring transactions contemplated by the Restructuring Support Agreement and the various support agreements implementing its terms, it is unclear whether GenOn and the other GenOn Entities will be able to reorganize their business. Despite the Bankruptcy Court having entered an order confirming the Plan, there can be no assurance as to when the Plan might become effective. If the restructuring transactions contemplated by the Restructuring Support Agreement and the various support agreements implementing its terms are not consummated, or if a protracted reorganization or liquidation were to occur, there can be no assurance as to what, if any, distribution holders of claims against, or equity interests in, the GenOn Entities ultimately would receive with respect to their claims or equity interests; in addition, the GenOn Entities could continue to face ongoing litigation and incur other significant costs. The uncertainty regarding the eventual outcome of GenOn's restructuring, and the effect of other unknown adverse factors could threaten GenOn's existence as a going concern.
As a result of the Chapter 11 proceedings, GenOn’s historical financial information may not be indicative of its future financial performance.
GenOn’s capital structure will be significantly altered under the Plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to GenOn upon the effective date of a Chapter 11 plan, GenOn’s assets and liabilities would be adjusted to fair value. Accordingly, if fresh-start accounting rules apply, GenOn’s financial condition and results of operations following its emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in its historical financial statements.
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
GenOn and GenOn Americas Generation filed the Plan in connection with the Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan on December 12, 2017. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation’s ability to continue as going concerns is dependent on many factors, including the consummation of the Plan in a timely manner, and GenOn's and GenOn Americas Generation's ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as going concerns.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's owner lessors alleging the existence of certain lease events of default has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
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
As of December 31, 2017, GenOn's generating capacity is 62% in PJM, 18% in CAISO, 8% in NYISO, 7% ISO-NE and 5% in MISO, and GenOn Americas Generation's generating capacity is 67% in PJM, 17% in NYISO and 16% ISO-NE. As of December 31, 2017, all of GenOn Mid-Atlantic's generating capacity is in PJM. Adverse developments in these regions, especially in the PJM market, may adversely affect the Registrants. Further, the effect of such adverse regional developments may be greater on the Registrants than on more geographically diversified competitors.
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
        Maintaining sufficient liquidity in the Registrants' business for maintenance and operating expenditures, capital expenditures and collateral is crucial in order to mitigate the risk of future financial distress to the Registrants. Accordingly, GenOn maintains a revolving letter of credit facility with a third party financial institution to manage its expected liquidity needs and contingencies.
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
In 2015, the EPA promulgated the final GHG emissions rules for new and existing fossil-fuel-fired electric generating units, which have been stayed by the U.S. Supreme Court and the EPA has proposed repealing.
The Registrants operate generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020. The RGGI states re-evaluated the program and published a model rule to further reduce the number of allowances. The revisions being currently contemplated could adversely impact the Registrants' results of operations, financial condition and cash flows. Other states may join or rejoin RGGI. This action could adversely impact generating assets in the subject state(s) and may affect the RGGI budgets and the likelihood that more states may join the program.
California has a CO2 cap and trade program for electric generating units greater than 25 MW. The impact on the Registrants depends on the cost of the allowances and the ability to pass these costs through to customers.
Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, the Registrants' route to market or access to customers, i.e., transmission and distribution lines, or critical plant assets. The contribution of climate change to the frequency or intensity of weather related events, could affect the Registrants' operations and planning process.
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
In the U.S., the CFTC regulates the trading of swaps, futures and many commodities under the Commodity Exchange Act, or CEA. In recent years, there have been a number of reforms to the regulation of the derivatives markets, both in the U.S. and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact the Registrants' ability to hedge their portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting the Registrants' ability to utilize non-cash collateral for derivatives transactions.
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
The Registrants' costs of compliance with environmental laws are significant and can affect their future operations and financial results.
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
        As a result of the coal combustion process, the Registrants produce significant quantities of ash at their coal-fired generating units that must be beneficially used or disposed of at sites permitted to handle ash. One of the Registrants' landfills in Maryland has reached design capacity and it is expected that another site in Maryland may reach full capacity in the next few years. As a result, the Registrants are further developing existing and new ash management facilities. However, the costs associated with developing new ash management facilities could be material, and the amount of time to complete such developments could extend beyond the time when new facilities are needed. Likewise, the facility for preparing ash for beneficial uses may not operate as expected; or the ash may not be marketed and sold as expected. Local government opposition to existing or planned landfill operations may restrict operations of Registrants’ ash management facilities. Additionally, costs associated with third-party ash handling and disposal are material and could have a material adverse effect on the Registrants' financial performance and condition.

        The Registrants also produce gypsum as a byproduct of the SO2 scrubbing process at their coal-fired generating facilities, much of which is sold to third parties for use in drywall production. Should their ability to sell such gypsum to third parties be restricted as a result of the lack of demand or otherwise, their gypsum disposal costs could rise materially.
      In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Registrants are evaluating the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2017.
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
Risks Related to Level of Indebtedness
GenOn Mid-Atlantic's and REMA's operating lease obligations could limit their ability to react to changes in the economy or the industry and prevent them from meeting or refinancing their obligations.
At December 31, 2017, the present values of lease payments under the respective GenOn Mid-Atlantic and REMA operating leases were approximately $491 million and $312 million, respectively (assuming a 10% and 9.4% discount rate, respectively) and the termination values of the respective GenOn Mid-Atlantic and REMA operating leases were $843 million and $584 million, respectively.

        GenOn Mid-Atlantic's and REMA's operating lease obligations could have important consequences for their liquidity, results of operations, financial position and prospects, including their ability to grow in accordance with their strategies. These consequences include the following:

•	they may limit their ability to obtain additional debt for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•
a substantial portion of their cash flows from operations must be dedicated to the payment of rent and will not be available for other purposes, including for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	the debt service requirements of their lease obligations could make it difficult for them to satisfy or refinance their financial obligations;

•	they may limit their flexibility in planning for and reacting to changes in the industry;

•	they may place GenOn Mid-Atlantic and REMA at a competitive disadvantage compared to other, less leveraged competitors;

•
GenOn Mid-Atlantic and REMA may be more vulnerable in a downturn in general economic conditions or in their business and they may be unable to carry out capital expenditures that are important to their long-term growth or necessary to comply with environmental regulations.

GenOn and its subsidiaries that are holding companies, including GenOn Americas Generation, may not have access to sufficient cash to meet their obligations if their subsidiaries, in particular GenOn Mid-Atlantic, are unable to make distributions.
        GenOn and certain of its subsidiaries, including GenOn Americas Generation and NRG Americas, are holding companies and, as a result, are dependent upon dividends, distributions and other payments from their operating subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from their operations is generated by GenOn Mid-Atlantic. The ability of certain of their subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic and REMA. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2017, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
The terms of GenOn Mid-Atlantic's leases restrict its current and future operations, particularly its ability to respond to changes or take certain actions.
        GenOn Mid-Atlantic's leases contain a number of restrictive covenants that impose significant operating and financial restrictions on it and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to:
•incur additional indebtedness;
•pay dividends or make other distributions;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•enter into sale-leaseback transactions; and
•consolidate, merge or sell all or substantially all of its assets.

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

•	The existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	The willingness of counterparties to transact with the Registrants during the Chapter 11 cases;

•	The Registrants' ability to successfully engage in disposition activities;

•	GenOn's and certain of its subsidiaries' ability to continue as a going concern;

•	The Registrants' ability to attract and retain skilled people, with the necessary applicable experience, particularly during the pendency of the Chapter 11 Cases;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

•	Changes in law, including judicial decisions;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Listed below are descriptions of Registrants’ interests in facilities, operations and/or projects owned or leased as of December 31, 2017. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Registrants’ ownership position excluding capacity from inactive/mothballed units as of December 31, 2017. The following table summarizes the Registrants' power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned	Net Generation Capacity (MW) (a)	Primary Fuel-type

Chalk Point, Aquasco, MD	PJM	100.00	667	Coal
Chalk Point, Aquasco, MD	PJM	100.00	1,570	Natural Gas
Chalk Point, Aquasco, MD	PJM	100.00	42	Oil
Dickerson, MD(b)	PJM	100.00	537	Coal
Dickerson, MD(b)	PJM	100.00	294	Natural Gas
Dickerson, MD(b)	PJM	100.00	18	Oil
Morgantown, Newburg, MD(b)	PJM	100.00	1,229	Coal
Morgantown, Newburg, MD(b)	PJM	100.00	248	Oil
	Total GenOn Mid-Atlantic:		4,605

Bowline, West Haverstraw, NY	NYISO	100.00	1,147	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.00	1,112	Oil
Martha’s Vineyard, MA	ISO-NE	100.00	14	Oil
Total GenOn Americas Generation:			6,878

Avon Lake, OH	PJM	100.00	638	Coal
Avon Lake, OH	PJM	100.00	21	Oil
Blossburg, PA	PJM	100.00	19	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00	244	Natural Gas
Brunot Island, Pittsburgh, PA	PJM	100.00	15	Oil
Cheswick, Springdale, PA	PJM	100.00	565	Coal
Choctaw, French Camp, MS	TVA(c)	100.00	800	Natural Gas
Conemaugh, New Florence, PA(d)	PJM	16.45	280	Coal
Conemaugh, New Florence, PA(d)	PJM	16.45	2	Oil
Ellwood, Goleta, CA(e)	CAISO	100.00	54	Natural Gas
Etiwanda, Rancho Cucamonga, CA(e)	CAISO	100.00	640	Natural Gas
Gilbert, Milford, NJ	PJM	100.00	438	Natural Gas
Hamilton, East Berlin, PA	PJM	100.00	20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.00	810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.00	60	Natural Gas
Keystone, Shelocta, PA(d)	PJM	16.67	283	Coal
Keystone, Shelocta, PA(d)	PJM	16.67	2	Oil
Mandalay, Oxnard, CA(f)	CAISO	100.00	560	Natural Gas
Mountain, Mount Holly Springs, PA	PJM	100.00	40	Oil
New Castle, West Pittsburg, PA	PJM	100.00	325	Natural Gas
New Castle, West Pittsburg, PA	PJM	100.00	3	Oil
Niles, OH	PJM	100.00	25	Oil
Ormond Beach, Oxnard, CA(e)	CAISO	100.00	1,516	Natural Gas
Orrtana, PA	PJM	100.00	20	Oil

Name and Location of Facility	Power Market	% Owned	Net Generation Capacity (MW) (a)	Primary Fuel-type

Portland, Mount Bethel, PA	PJM	100.00	169	Oil
Sayreville, NJ	PJM	100.00	217	Natural Gas
Shawnee, East Stroudsburg, PA	PJM	100.00	20	Oil
Shawville, PA(d)	PJM	100.00	597	Natural Gas
Shawville, PA(d)	PJM	100.00	6	Oil
Titus, Birdsboro, PA	PJM	100.00	31	Oil
Tolna, Stewartstown, PA	PJM	100.00	39	Oil
Warren, PA	PJM	100.00	57	Natural Gas
	Total GenOn:		15,394

(a)	Actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors.

(b)
GenOn Mid-Atlantic leases 100% interests in the Dickerson and Morgantown coal generation units through facility lease agreements expiring in 2029 and 2034, respectively. GenOn Mid-Atlantic owns 312 MW and 248 MW of peaking capacity at the Dickerson and Morgantown generation facilities, respectively. GenOn Mid-Atlantic operates the Dickerson and Morgantown facilities.

(c)	Dual interconnect between TVA and MISO.

(d)
GenOn leases 100%, 16.67% and 16.45% interests in three Pennsylvania facilities (Shawville, Keystone and Conemaugh, respectively) through facility lease agreements expiring in 2026, 2034 and 2034, respectively. GenOn operates the Shawville, Keystone and Conemaugh facilities. The table includes GenOn’s net share of the capacity of these facilities.

(e)	On February 28, 2018, GenOn notified the CPUC and CAISO of its intent to retire Etiwanda by June 1, 2018, Ormond Beach by October 1, 2018 and Ellwood by January 1, 2019.

(f)	GenOn retired Mandalay in February 2018.
Other Properties
The Registrants own or lease oil and gas pipelines that serve its generating facilities. GenOn leases other offices. The Registrants believe that their properties are adequate for their present needs. Except for the Conemaugh and Keystone facilities, the Registrants’ interest as of December 31, 2017 is 100% for each property. The Registrants have satisfactory title, rights and possession to their owned facilities, subject to exceptions, which, in their opinion, would not have a material adverse effect on the use or value of the facilities.

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

Item 6 — Selected Financial Data (GenOn and GenOn Americas Generation)
The following tables present historical selected financial data for the most recent five years. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the historical periods are not necessarily indicative of the results to be expected for future periods. See Item 15 — Note 3, Chapter 11 Cases for more information on the Chapter 11 Cases filed on June 14, 2017.
Energy revenue consists of revenues received from third parties for sales of electricity in the day-ahead and real-time markets, as well as bilateral sales. In addition, energy revenue includes revenues from the settlement of financial instruments and net realized trading revenues.
Capacity revenue consists of revenues received from a third party at either the market or negotiated contract rates for making installed generation capacity available in order to satisfy system integrity and reliability requirements. Capacity revenue also includes revenues from the settlement of financial instruments. In addition, capacity revenue includes revenues received under tolling arrangements, which entitle third parties to dispatch facilities and assume title to the electrical generation produced from that facility.
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges.

Other revenues consists of operations and maintenance fees, or O&M fees, construction management services, sale of natural gas and emission allowances, and revenues from ancillary services. O&M fees consist of revenues received from providing certain unconsolidated affiliates with services under long-term operating agreements. Ancillary services are comprised of the sale of energy-related products associated with the generation of electrical energy such as spinning reserves, reactive power and other similar products. Other revenues also include unrealized trading activities.
GenOn

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions except ratios)
Statement of income data:
Energy revenue	$956	$1,339	$1,637	$2,286	$1,960
Capacity revenue	628	671	802	908	936
Mark-to-market for economic hedging activities	(31)	(221)	(112)	(150)	(356)
Other revenues	36	73	44	46	64
Total operating revenues	$1,589	$1,862	$2,371	$3,090	$2,604
Total operating costs and expenses(a)	1,509	1,682	2,188	2,626	2,441
Impairment losses	274	214	170	82	—
Gain/(loss) on sale of assets	—	294	—	(6)	—
Operating (loss)/income	(194)	260	13	376	163
Net (loss)/income	$(295)	$81	$(115)	$192	$(42)
Business metrics:
Cash flow from operations(b)	$1	$26	$238	$235	$448
Balance sheet data:
Total assets	$4,404	$4,860	$5,446	$5,914	$5,734
Long-term debt and capital leases, including current maturities(c)	40	2,754	2,766	3,130	3,133
Total stockholder's equity	$75	$340	$272	$401	$313
(a)Excludes impairment losses.
(b)Historical amounts are adjusted for impact of adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230).
(c)Excludes long-term debt classified as liabilities subject to compromise.

GenOn Americas Generation

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions except ratios)
Statement of income data:
Energy revenue	$778	$1,229	$1,483	$2,111	$1,899
Capacity revenue	634	687	823	894	869
Mark-to-market for economic hedging activities	(14)	(248)	(66)	(118)	(302)
Other revenues	17	18	25	42	95
Total operating revenues	$1,415	$1,686	$2,265	$2,929	$2,561
Total operating costs and expenses(a)	1,400	1,566	2,115	2,545	2,430
Impairment losses	220	20	8	—	—
Gain/(loss) on sale of assets	—	77	—	(6)	—
Operating (loss)/income	(205)	177	142	378	131
Net (loss)/income	$(187)	$121	$116	$305	$59
Business metrics:
Cash flow from operations(b)	$12	$137	$345	$354	$310
Balance sheet data:
Total assets	$2,322	$2,902	$3,542	$3,432	$2,963
Long-term debt and capital leases, including current maturities(c)	—	745	752	934	948
Total member's equity	$866	$1,053	$932	$816	$691
(a)Excludes impairment losses.
(b)Historical amounts are adjusted for impact of adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230).
(c)Excludes long-term debt classified as liabilities subject to compromise.

Item 7 — Management's Narrative Analysis of the Results of Operations and Financial Condition (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Reference is made to the Registrants’ Consolidated Statements of Operations to this Annual Report on Form 10-K, which presents the results of the Registrants’ operations for the years ended December 31, 2017, 2016 and 2015. Also refer to Item 1 to this Form 10-K for additional discussion about the Registrants’ business.
The consolidated results of operations is separately presented for GenOn and GenOn Americas Generation for the years ended December 31, 2017, 2016 and 2015 and for GenOn Mid-Atlantic for the years ended December 31, 2017 and 2016. The following section includes a discussion of electricity prices, gross margin, and economic gross margin along with other significant drivers impacting each of the Registrants' results of operations.
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
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which the Registrants operate for the years ended December 31, 2017, 2016 and 2015. For the year ended December 31, 2017 as compared to the same period in 2016, the average on-peak power prices increased primarily due to the increase in natural gas prices. For the year ended December 31, 2016 as compared to the same period in 2015, the average on-peak power prices decreased primarily due to the decrease in natural gas prices.

	Average on Peak Power Price ($/MWh) (a)
	For the year ended December 31,			2017 vs 2016	2016 vs 2015
	2017	2016	2015	Change %	Change %
MISO - Louisiana Hub (b)	$40.02	$34.30	$34.55	17%	(1)%
NEPOOL	37.18	35.05	48.25	6%	(27)%
PEPCO (PJM)	36.62	37.92	46.48	(3)%	(18)%
PJM West Hub	34.14	33.79	41.97	1%	(19)%
CAISO - NP15	35.68	31.73	35.50	12%	(11)%
CAISO - SP15	36.48	31.17	32.45	17%	(4)%
(a) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following table summarizes average realized power prices for each Registrant for the years ended December 31, 2017, 2016 and 2015 which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)(a)
	For the year ended December 31,			2017 vs 2016	2016 vs 2015
Registrant	2017	2016	2015	Change	Change %
GenOn	$43.42	$46.76	$55.27	(7)%	(15)%
GenOn Americas Generation(b)	65.56	72.10	90.97	(9)%	(21)%
GenOn Mid-Atlantic	70.91	74.29	86.56	(5)%	(14)%
(a) Excludes closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods.
(b) Excludes pass-through amounts for GenOn Energy Management.
Though the average on-peak power prices have increased on average by 8% for the year ended December 31, 2017 as compared to the same period in 2016, and decreased on average by 15% for the year ended December 31, 2016 as compared to the same period in 2015, average realized prices for each of the Registrants were driven by the Registrants' multi-year hedging program and the success of the Registrants' commercial operations team that optimizes the value of the assets on a daily basis.

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

GenOn
2017 Compared to 2016
The following table provides selected financial information for GenOn:

	For the Year Ended December 31,
(In millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$956	$1,339	$(383)
Capacity revenue (a)	628	671	(43)
Mark-to-market for economic hedging activities	(31)	(221)	190
Other revenues	36	73	(37)
Total operating revenues	1,589	1,862	(273)
Operating Costs and Expenses
Generation cost of sales (a)	684	747	(63)
Mark-to-market for economic hedging activities	(20)	(70)	50
Contract and emissions credit amortization	(36)	(37)	1
Operations and maintenance	476	576	(100)
Other cost of operations	71	63	8
Total cost of operations	1,175	1,279	(104)
Depreciation and amortization	168	195	(27)
Impairment losses	274	214	60
General and administrative	37	23	14
General and administrative — affiliate	130	185	(55)
Total operating costs and expenses	1,784	1,896	(112)
Gain on sale of assets	—	294	(294)
Operating (Loss)/Income	(195)	260	(455)
Other Income/(Expense)
Other income, net	11	8	3
Interest expense	(97)	(176)	79
Other expense	(18)	—	(18)
Total other expense	(104)	(168)	64
(Loss)/Income Before Reorganization Items and Income Taxes	(299)	92	(391)
Reorganization items, net	11	—	11
(Loss)/Income Before Reorganization Items and Income Taxes	(288)	92	(380)
Income tax expense/(benefit)	7	11	(4)
Net (Loss)/Income	$(295)	$81	$(376)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.11	$2.46	26%
MWh sold (in thousands)(b)	22,018	25,729	(14)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(In millions)	2017	2016	Change $
Energy revenue	$956	$1,339	$(383)
Capacity revenue	628	671	(43)
Mark-to-market for economic hedging activities	(31)	(221)	190
Other revenues	36	73	(37)
Operating revenue	1,589	1,862	(273)
Cost of fuel	(636)	(660)	24
Other cost of sales	(48)	(87)	39
Mark-to-market for economic hedging activities	20	70	(50)
Contract and emission credit amortization	36	37	(1)
Gross margin	$961	$1,222	$(261)
Less: Mark-to-market for economic hedging activities, net	(11)	(151)	140
Less: Contract and emission credit amortization, net	36	37	(1)
Economic gross margin	$936	$1,336	$(400)
Gross margin decreased by $261 million and economic gross margin decreased by $400 million for the year ended December 31, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to the early closure and financial settlement of certain open positions with counterparties in 2016, partially offset by similar early financial settlements in 2017	$(131)
Lower gross margin due to a 7% decrease in realized hedged energy prices and contracting margin on gas generation due to an increase in settled natural gas prices	(83)
Lower gross margin due to a 14% decrease in economic generation primarily at GenOn Mid-Atlantic, Avon Lake and Cheswick as a result of milder weather conditions	(98)
Lower gross margin due to lower volume of contract capacity as a result of the deactivation of the Pittsburg facility in the first quarter of 2017 at GenOn Americas Generation and the sales of the Seward, Shelby and Aurora facilities in the first and second quarters of 2016	(67)
Lower gross margin due to sale of emission credits in the first quarter of 2016	(36)
Lower gross margin due an 8% decrease in average PJM cleared auction capacity prices resulting from changes in the mix of capacity prices in the relevant auction years	(35)
Lower gross margin due to lower of cost or market adjustment for fuel oil inventory	(25)
Higher gross margin due to lower purchased capacity to cover supply obligations and a 6% increase in PJM cleared auction capacity volumes due to prior year conversions	37
Higher gross margin due to higher capacity prices in New England, partially offset by lower contracted capacity volumes	30
Higher gross margin due to a 40% increase in California Resource capacity volumes at Ormond Beach and an 18% increase in capacity prices in the rest of Southern California, partially offset by a 16% decrease in capacity prices at Ormond Beach and a 9% decrease in capacity volumes in the rest of Southern California	7
Other	1
Decrease in economic gross margin	$(400)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	140
Other	(1)
Decrease in gross margin	$(261)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	Year Ended December 31,
(In millions)	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(19)	$(247)
Net unrealized (losses)/gains on open positions related to economic hedges	(12)	26
Total mark-to-market losses in operating revenues	$(31)	$(221)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$14	$82
Net unrealized gains/(losses) on open positions related to economic hedges	6	(12)
Total mark-to-market gains in operating costs and expenses	$20	$70
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the year ended December 31, 2017, the $31 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period as well as a decrease in the value of open positions as a result of decreases in forward natural gas prices as well as increases in power prices. The $20 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period as well as increases in the value of forward purchases of coal as a result of increases in coal prices and new contracts executed during the year.
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
As discussed in Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the years ended December 31, 2017 and 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.

Operations and Maintenance
Operations and maintenance was $476 million for the year ended December 31, 2017 and $576 million for the year ended December 31, 2016. The decrease of $100 million was due to the following:

(In millions)
Lower maintenance costs due to increased outage work performed during prior year environmental control work at Avon Lake and gas additions at Shawville and New Castle	$(36)
Lower environmental expenses at GenOn Mid-Atlantic for Maryland Ash sites in 2017	(18)
Lower operating and maintenance costs due to the sales of Seward, Shelby and Aurora during the first and second quarters of 2016	(10)
Lower maintenance costs due to the deactivation of the Pittsburg facility in the first quarter of 2017	(9)
Lower operating and maintenance costs due to lower planned outages at GenOn Mid-Atlantic due to cost cutting initiatives	(37)
Lower maintenance costs due to lower planned outages in Southern California due to cost cutting initiatives	(13)
Higher maintenance costs due to higher planned outages at Cheswick in 2017 due to a boiler replacement	23
$(100)

Other Cost of Operations
Other cost of operations was $71 million for the year ended December 31, 2017, and $63 million for the year ended December 31, 2016. The increase of $8 million was primarily due to favorable property tax settlements received in 2016 for Morgantown, Chalk Point and Dickerson at GenOn Mid-Atlantic, partially offset by a decrease in accretion expense due to prior year ARO adjustments for retired plants.
Depreciation and Amortization
Depreciation and amortization expense was $168 million for the year ended December 31, 2017, and $195 million for the year ended December 31, 2016. The decrease of $27 million was due to accelerated depreciation at Choctaw in 2016 due to a scheduled turbine conversion, the impairment of the Ormond Beach operating unit in 2016 and the sale of the Aurora generation station during the third quarter of 2016.
Impairment Losses
Impairment losses of $274 million for the year ended December 31, 2017, were primarily due to lower long-term forecasted power prices which had a significant impact on the leasehold interests in Keystone, Morgantown and Dickerson. Impairment losses of $214 million for the year ended December 31, 2016, were primarily due to impairments at the Mandalay, Ormond Beach and Pittsburg operating units and at GenOn's leased interests in Keystone and Conemaugh. These losses are further described in Item 15 — Note 9, Impairments.
General and Administrative
General and administrative expenses increased by $14 million during the year ended December 31, 2017 compared to the same period in 2016, due to costs incurred in connection with advisors and other consultants engaged to assist GenOn and its creditors with regards to the Chapter 11 proceedings as further described in Item 15 — Note 3, Chapter 11 Cases.
General and Administrative — Affiliate
General and administrative — affiliate expenses decreased by $55 million during the year ended December 31, 2017 compared to the same period in 2016, primarily due to a decrease in the service fee to NRG during the pendency of Chapter 11 Cases as further described in Item 15 — Note 3, Chapter 11 Cases.
Gain on Sale of Assets
The $294 million gain on sale of assets for the year ended December 31, 2016 reflects the $74 million gain on sale of Potrero real property, $188 million gain on sale of Aurora during the third quarter of 2016, $29 million gain on sale of Shelby and $3 million gain on sale of an easement of land at Potrero during the first quarter of 2016.

Interest Expense
Interest expense was $97 million for the year ended December 31, 2017, and $176 million for the year ended December 31, 2016. The decrease of $79 million was primarily due to the filing of Chapter 11 Cases which constitutes an event of default on GenOn and GenOn Americas Generation Senior Notes in June of 2017 as further described in Item 15 — Note 3, Chapter 11 Cases.
Other Expense
For the year ended December 31, 2017, GenOn recorded other expense of $18 million, which represent costs associated with the 2022 Notes that were not issued as further described in Item 15 — Note 3, Chapter 11 Cases.
Reorganization Items, Net
For the year ended December 31, 2017, GenOn recorded income for reorganization items of $11 million which primarily relates to the removal of $103 million in debt premiums and credit reserve amounts, partially offset by $92 million of legal and other professional advisory fees related to the filing of Chapter 11 Cases as further described in Item 15 — Note 3, Chapter 11 Cases.
Income Tax Expense
For the year ended December 31, 2017, GenOn recorded income tax expense of $7 million on a pre-tax loss of $288 million, primarily due to state income taxes. For the year ended December 31, 2016, GenOn recorded income tax expense of $11 million on pre-tax income of $92 million due to state income taxes as a result of the gain on sale of certain generating stations during the year. The effective tax rate was (2.4)% and 12.0%, for the years ended December 31, 2017 and 2016, respectively.
For the year ended December 31, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the change in valuation allowance and state income taxes. The tax expense recorded for revaluation of the net deferred tax asset is required to reflect the reduction in the corporate income tax rate from 35% to 21% in accordance with the Tax Act, which is fully offset by a valuation allowance for a corresponding amount, resulting in no net impact to income tax expense for 2017.

	Year Ended December 31,
	2017	2016
	(In millions except as otherwise stated)
(Loss)/income before income taxes	$(288)	$92
Provision for income taxes based on U.S. federal statutory income tax rate	(101)	32
State and local income tax provision, net of federal income taxes	6	11
Change in deferred tax asset valuation allowance - current period activities	124	(92)
Tax Act - corporate income tax rate change	766	—
Valuation allowance due to corporate income tax rate change	(766)	—
State rate change	(17)	60
Other, net	(5)	—
Income tax expense	$7	$11
Effective income tax rate	(2.4)%	12.0%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with ASC 740, Income Taxes, or ASC 740. These factors and others, including the Registrant's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

2016 Compared to 2015
The following table provides selected financial information for GenOn:

	For the Year Ended December 31,
(In millions except otherwise noted)	2016	2015	Change
Operating Revenues
Energy revenue (a)	$1,339	$1,637	$(298)
Capacity revenue (a)	671	802	(131)
Mark-to-market for economic hedging activities	(221)	(112)	(109)
Other revenues	73	44	29
Total operating revenues	1,862	2,371	(509)
Operating Costs and Expenses
Generation cost of sales (a)	747	995	(248)
Mark-to-market for economic hedging activities	(70)	68	(138)
Contract and emissions credit amortization	(37)	(31)	(6)
Operations and maintenance	576	656	(80)
Other cost of operations	63	91	(28)
Total cost of operations	1,279	1,779	(500)
Depreciation and amortization	195	215	(20)
Impairment losses	214	170	44
General and administrative	23	10	13
General and administrative — affiliate	185	184	1
Total operating costs and expenses	1,896	2,358	(462)
Gain on sale of assets	294	—	294
Operating Income	260	13	247
Other Income/(Expense)
Other income, net	8	6	2
Interest expense	(176)	(202)	26
Gain on debt extinguishment	—	65	(65)
Total other expense	(168)	(131)	(37)
Income/(Loss) Before Income Taxes	92	(118)	210
Income tax expense/(benefit)	11	(3)	14
Net Income/(Loss)	$81	$(115)	$196
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.46	$2.66	(8)%
MWh sold (in thousands)(b)	25,729	29,620	(13)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

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
Gross margin decreased by $117 million and economic gross margin decreased by $152 million for the year ended December 31, 2016, compared to the same period in 2015 due to:

(In millions)
Lower gross margin due to a 17% decrease in average realized energy prices partially offset by a decrease in the price of natural gas and transportation costs due to more favorable short-term natural gas contracts	$(194)
Lower gross margin due to a 16% decrease in PJM cleared auction capacity volumes slightly offset by lower purchased capacity to cover capacity supply obligations due to plant deactivations, asset sales and fuel conversions	(87)
Lower gross margin due to 5% decrease in PJM cleared auction capacity prices and lower pricing in NY Hudson Valley Zone	(35)
Lower gross margin due to a 9% decrease in generation driven by fuel conversions as well as less dispatch at certain plants due to pricing	(14)
Lower gross margin due to the sale of Seward and Shelby generation stations during the first quarter of 2016 and the sale of Aurora generation station during the third quarter of 2016	(10)
Higher gross margin due to the closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods	136
Higher gross margin due to the sale of emission credits	36
Higher gross margin due to prior year excess and market adjustments for fuel oil inventory for Bowline, Chalk Point, and Osceola	19
Other	(3)
Decrease in economic gross margin	$(152)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	29
Increase in contract and emission credit amortization	6
Decrease in gross margin	$(117)

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
For the year ended December 31, 2016, the $221 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $70 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized loss from fuel contracts that settled during the period partially offset by decreases in the value of new coal contracts executed during the year. As discussed in Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the year ended December 31, 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
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
$(80)

Other Cost of Operations
Other cost of operations was $63 million for the year ended December 31, 2016, and $91 million for the year ended December 31, 2015. The decrease of $28 million was primarily due to reduction in property tax assessments for the Chalk Point, Dickerson, and Morgantown generation stations and favorable property tax settlements reached for all three generation stations for previous tax years during the year ended December 31, 2016, partially offset by an increase in accretion expense related to asset retirement obligations.

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
Impairment Losses
Impairment losses of $214 million for the year ended December 31, 2016, were primarily due to impairments at GenOn for the Mandalay and Ormond Beach operating units along with the impairment of GenOn's leased interest in Keystone and Conemaugh and for the Pittsburg facility. These losses are further described in Item 15 — Note 9, Impairments.
Impairment losses of $170 million for the year ended December 31, 2015, primarily reflect an impairment of property, plant, and equipment of $134 million related to the Seward facility, $20 million related to the suspension of the oil conversion project at Portland, $8 million related to oil tanks located at the Pittsburg facility, and $8 million related to certain equipment. These losses are further described in Item 15 — Note 9, Impairments.
General and Administrative
General and administrative expenses increased by $13 million during the year ended December 31, 2016 compared to the same period in 2015 due to costs incurred in connection with advisors and other creditors engaged to assist GenOn and its creditors with regards to its ability to continue as a going concern as further discussed in Item 15 — Note 1, Nature of Business.
Gain on Sale of Assets
The $294 million gain on sale of assets for the year ended December 31, 2016 reflects the $74 million gain on sale of Potrero real property, $188 million gain on sale of the Aurora during the third quarter of 2016, $29 million gain on sale of Shelby and $3 million gain on sale of an easement of land at Potrero during the first quarter of 2016.
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
Income Tax Expense/(Benefit)
For the year ended December 31, 2016, GenOn recorded income tax expense of $11 million on pre-tax income of $92 million due to state income taxes as a result of the gain on sale of certain generating stations during the year. For the year ended December 31, 2015, GenOn recorded an income tax benefit of $3 million on a pre-tax loss of $118 million related to the recognition of previously uncertain tax benefits. The effective tax rate was 12.0% and 2.5%, for the years ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the change in valuation allowance and state income taxes.

	Year Ended December 31,
	2016	2015
	(In millions except as otherwise stated)
(Loss)/income before income taxes	$92	$(118)
Provision for income taxes based on U.S. federal statutory income tax rate	32	(42)
State and local income tax provision, net of federal income taxes	11	(3)
Change in deferred tax asset valuation allowance - current period activities	(92)	16
State rate change	60	26
Income tax expense/(benefit)	$11	$(3)
Effective income tax rate	12.0%	2.5%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with ASC 740, Income Taxes, or ASC 740. These factors and others, including the Registrant's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

GenOn Americas Generation
2017 Compared to 2016
The following table provides selected financial information for GenOn Americas Generation:

	For the Year Ended December 31,
(In millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$778	$1,229	$(451)
Capacity revenue (a)	634	687	(53)
Mark-to-market for economic hedging activities	(14)	(248)	234
Other revenues	17	18	(1)
Total operating revenues	1,415	1,686	(271)
Operating Costs and Expenses
Generation cost of sales (a)	991	1,134	(143)
Mark-to-market for economic hedging activities	(18)	(62)	44
Contract and emissions credit amortization	—	1	(1)
Operations and maintenance	235	296	(61)
Other cost of operations	43	29	14
Total cost of operations	1,251	1,398	(147)
Depreciation and amortization	71	78	(7)
Impairment losses	220	20	200
General and administrative	10	—	10
General and administrative — affiliate	68	90	(22)
Total operating costs and expenses	1,620	1,586	34
Gain on sale of assets	—	77	(77)
Operating (Loss)/Income	(205)	177	(382)
Other Income/(Expense)
Other income, net	3	2	1
Interest expense	(26)	(58)	32
Total other expense	(23)	(56)	33
(Loss)/Income Before Reorganization Items and Income Taxes	(228)	121	(349)
Reorganization items, net	41	—	41
(Loss)/Income Before Income Tax	(187)	121	(308)
Income tax	—	—	—
Net (Loss)/Income	$(187)	$121	$(308)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.11	$2.46	26%
MWh sold (in thousands)(b)	4,896	10,000	(51)%
(a)    Includes realized gains and losses from financially settled transactions.
(b)    MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the years ended December 31, 2017, and 2016:

	For the Year Ended December 31,
(In millions)	2017	2016	Change $
Energy revenue	$778	$1,229	$(451)
Capacity revenue	634	687	(53)
Mark-to-market for economic hedging activities	(14)	(248)	234
Other revenues	17	18	(1)
Operating revenue	1,415	1,686	(271)
Cost of fuel	(273)	(403)	130
Other cost of sales	(718)	(731)	13
Mark-to-market for economic hedging activities	18	62	(44)
Contract and emission credit amortization	—	(1)	1
Gross margin	$442	$613	$(171)
Less: Mark-to-market for economic hedging activities, net	4	(186)	190
Less: Contract and emission credit amortization, net	—	(1)	1
Economic gross margin	$438	$800	$(362)
Gross margin and economic gross margin reflects the following pass-through amounts for GenOn Energy Management for services including the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk:

	For the Year Ended December 31,
(In millions)	2017	2016
Energy revenue	$457	$423
Capacity revenue	287	311
Other revenues	4	3
Generation revenue	748	737
Cost of fuel	(54)	(65)
Other cost of sales	(694)	(672)
Gross margin and economic gross margin	$—	$—

Gross margin decreased by $171 million and economic gross margin decreased by $362 million for the year ended December 31, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin at GenOn Mid-Atlantic due to a 57% decrease in economic generation as a result of milder weather conditions	$(177)
Lower gross margin at GenOn Mid-Atlantic due to the early closure and financial settlement of certain open positions with counterparties in 2016, partially offset by similar early financial settlements in 2017	(80)
Lower gross margin due to lower volume of contract capacity as a result of the deactivation of the Pittsburg facility in the first quarter of 2017	(44)
Lower gross margin at GenOn Mid-Atlantic due to a 6% decrease in average realized hedge prices	(35)
Lower gross margin in New York and New England due to 10% lower realized energy prices as well as a 20% decrease in generation at Bowline and Canal due to planned outages	(32)
Lower gross margin due to a lower of cost or market adjustment for fuel oil inventory	(19)
Lower gross margin at GenOn Mid-Atlantic due to a 6% decrease in PJM cleared auction capacity prices resulting from a change in the mix of capacity prices in the relevant auction years, partially offset by a 2% increase in PJM cleared auction capacity volumes and lower purchased capacity	(6)
Higher gross margin due to an increase in New York and New England cleared auction capacity prices, partially offset by lower purchased capacity at Canal	30
Other	1
Decrease in economic gross margin	$(362)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	190
Other	1
Decrease in gross margin	$(171)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(10)	$(259)
Net unrealized (losses)/gains on open positions related to economic hedges	(4)	11
Total mark-to-market losses in operating revenues	(14)	(248)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$14	$75
Net unrealized gains/(losses) on open positions related to economic hedges	4	(13)
Total mark-to-market gains in operating costs and expenses	$18	$62
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the year ended December 31, 2017, the $14 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period as well as a decrease in the value of open positions as a result of decreases in natural gas prices and increases in power prices. The $18 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period as well as increases in the value of new coal contracts executed during the year.

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
As discussed in Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the years ended December 31, 2017 and 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
Operations and Maintenance
Operations and maintenance was $235 million for the year ended December 31, 2017 and $296 million for the year ended December 31, 2016. The decrease of $61 million was primarily due to a decrease in environmental expenses at GenOn Mid-Atlantic for Maryland Ash sites compared to the prior year, lower operating and maintenance costs driven by a decrease in planned maintenance expense as a result of lower generation, and lower maintenance costs due to cost cutting initiatives and the deactivation of the Pittsburg facility in the first quarter of 2017.
Other Cost of Operations
Other cost of operations was $43 million for the year ended December 31, 2017, and $29 million for the year ended December 31, 2016. The increase of $14 million was primarily due to favorable property tax settlements received in 2016 for Morgantown, Chalk Point and Dickerson at GenOn Mid-Atlantic.
Depreciation and Amortization
Depreciation and amortization expense was $71 million for the year ended December 31, 2017, and $78 million for the year ended December 31, 2016. The decrease of $7 million was primarily due to the impairment of the Pittsburg generation station which was deactivated in the first quarter of 2017.
Impairment Losses
For the year ended December 31, 2017, impairment losses of $220 million were primarily due to lower long-term forecasted power prices which had a significant impact on GenOn Mid-Atlantic's leasehold interests in the Morgantown and Dickerson coal operating units. Impairment losses of $20 million for the year ended December 31, 2016, related to the impairment of the Pittsburg generation station which was deactivated in the first quarter of 2017. These losses are further described in Item 15 — Note 9, Impairments.
General and Administrative
General and administrative expenses increased by $10 million during the year ended December 31, 2017 compared to the same period in 2016, due to increased professional fees for legal matters.
General and Administrative — Affiliate
General and administrative — affiliate expenses decreased by $22 million during the year ended December 31, 2017 compared to the same period in 2016, primarily due to a decrease in the service fee to NRG during the pendency of Chapter 11 Cases as further described in Item 15 — Note 3, Chapter 11 Cases.
Gain on Sale of Assets
The $77 million gain on sale of assets for the year ended December 31, 2016, reflects the $74 million gain on the sale of Potrero real property during the third quarter of 2016 and a $3 million gain on the sale of an easement of land at Potrero during the first quarter of 2016.
Interest Expense
Interest expense was $26 million for the year ended December 31, 2017, and $58 million for the year ended December 31, 2016. The decrease of $32 million was primarily due to the filing of Chapter 11 Cases in June of 2017 which constitutes an event of default on GenOn Americas Generation Senior Notes as further described in Item 15 — Note 3, Chapter 11 Cases.

Reorganization Items, Net
For the year ended December 31, 2017, GenOn Americas Generation recorded income for reorganization items of $41 million, which primarily relates to the removal of $43 million in debt premiums and credit reserve amounts, partially offset by $2 million of legal and other professional advisory fees related to the filing of Chapter 11 Cases as further described in Item 15 — Note 3, Chapter 11 Cases.
Income Tax
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers.
For the year ended December 31, 2017, GenOn Americas Generation was not allocated incomes taxes attributable to its operations on a pro forma income tax provision basis.

2016 Compared to 2015
The following table provides selected financial information for GenOn Americas Generation:

	For the Year Ended December 31,
(In millions except otherwise noted)	2016	2015	Change
Operating Revenues
Energy revenue (a)	$1,229	$1,483	$(254)
Capacity revenue (a)	687	823	(136)
Mark-to-market for economic hedging activities	(248)	(66)	(182)
Other revenues	18	25	(7)
Total operating revenues	1,686	2,265	(579)
Operating Costs and Expenses
Generation cost of sales (a)	1,134	1,541	(407)
Mark-to-market for economic hedging activities	(62)	57	(119)
Contract and emissions credit amortization	1	—	1
Operations and maintenance	296	310	(14)
Other cost of operations	29	52	(23)
Total cost of operations	1,398	1,960	(562)
Depreciation and amortization	78	74	4
Impairment losses	20	8	12
General and administrative
General and administrative — affiliate	90	81	9
Total operating costs and expenses	1,586	2,123	(537)
Gain on sale of assets	77	—	77
Operating Income	177	142	35
Other Income/(Expense)
Other income, net	2	2	—
Interest expense	(58)	(70)	12
Gain on debt extinguishment	—	42	(42)
Total other expense	(56)	(26)	(30)
Income Before Income Taxes	121	116	5
Income tax	—	—	—
Net Income	$121	$116	$5
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.46	$2.66	(8)%
MWh sold (in thousands)(b)	10,000	8,992	11%
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

For the year ended December 31, 2016, the $248 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity and natural gas contracts that settled during the period partially offset by an increase in the value of forward sales of electricity contracts as a result of decreases in power prices. The $62 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses from fuel contracts that settled during the period partially offset by decreases in the value of new coal contracts executed during the year. As discussed in Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the year ended December 31, 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
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
Other Cost of Operations
Other cost of operations was $29 million for the year ended December 31, 2016, and $52 million for the year ended December 31, 2015. The decrease of $23 million was primarily due to a reduction in property tax assessments for the Chalk Point, Dickerson, and Morgantown generation stations and favorable property tax settlements reached for all three generation stations for previous tax years during the year ended December 31, 2016.
Impairment Losses
Impairment losses of $20 million for the year ended December 31, 2016, relate to the impairment of the Pittsburg generation station which was deactivated on January 1, 2017. Impairment losses of $8 million for the year ended December 31, 2015, reflect the impairment of oil tanks at the Pittsburg facility. These losses are further described in Item 15 — Note 9, Impairments.
General and Administrative — Affiliate
General and administrative — affiliate expenses increased $9 million during the year ended December 31, 2016 compared to the same period in 2015. As described in Item 15 — Note 14, Related Party Transactions, costs incurred under the Services Agreement between GenOn and NRG are allocated to GenOn's subsidiaries based on each operating subsidiary's planned operating expenses. The increase in expenses during 2016 is driven by an increase in planned operating expenses at GenOn Americas Generation relative to the rest of GenOn.
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

GenOn Mid-Atlantic
2017 Compared to 2016
 The following table provides selected financial information for GenOn Mid-Atlantic:

	Year Ended December 31,
(In millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$256	$710	$(454)
Capacity revenue (a)	209	218	(9)
Mark-to-market for economic hedging activities	(14)	(223)	209
Other revenues	8	7	1
Total operating revenues	459	712	(253)
Operating Costs and Expenses
Generation cost of sales (a)	175	337	(162)
Mark-to-market for economic hedging activities	(8)	(62)	54
Operations and maintenance	187	241	(54)
Other cost of operations	29	10	19
Total cost of operations	383	526	(143)
Depreciation and amortization	61	60	1
Impairment losses	220	—	220
General and administrative	10	—	10
General and administrative — affiliate	54	71	(17)
Total operating costs and expenses	728	657	71
Operating (Loss)/Income	(269)	55	(324)
Other Income/(Expense)
Other income, net	2	2	—
Interest expense	(2)	(5)	3
Total other expense/(income)	—	(3)	3
(Loss)/Income Before Income Taxes	(269)	52	(321)
Income tax	—	—	—
Net (Loss)/Income	$(269)	$52	$(321)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.11	$2.46	26%
MWh sold (in thousands)	3,610	8,413	(57)%

(a)	Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Mid-Atlantic's gross margin and economic gross margin for years ended December 31, 2017, and 2016:

	For the Year Ended December 31,
(In millions)	2017	2016	Change $
Energy revenue	$256	$710	$(454)
Capacity revenue	209	218	(9)
Mark-to-market for economic hedging activities	(14)	(223)	209
Other revenues	8	7	1
Operating revenue	459	712	(253)
Cost of fuel	(155)	(292)	137
Other cost of sales	(20)	(45)	25
Mark-to-market for economic hedging activities	8	62	(54)
Gross margin	$292	$437	$(145)
Less: Mark-to-market for economic hedging activities, net	(6)	(161)	155
Economic gross margin	$298	$598	$(300)
Gross margin decreased by $145 million and economic gross margin decreased by $300 million for the year ended December 31, 2017, compared to the same period in 2016 due to:

(In millions)
Lower gross margin due to a 57% decrease in economic generation as a result of milder weather conditions	$(177)
Lower gross margin due to the early closure and financial settlement of certain open positions with counterparties in 2016, partially offset by similar early financial settlements in 2017	(80)
Lower gross margin due to a 6% decrease in average realized hedge prices	(35)
Lower gross margin due to a 6% decrease in PJM cleared auction capacity prices resulting from a change in the mix of capacity prices in the relevant auction years, partially offset by a 2% increase in PJM cleared auction capacity volumes and lower purchased capacity	(6)
Lower gross margin due to lower of cost or market adjustment for fuel oil inventory	(3)
Other	1
Decrease in economic gross margin	$(300)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	155
Decrease in gross margin	$(145)
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. The breakdown of gains and losses included in operating revenues and operating costs and expenses are as follows:

	For the Year Ended December 31,
(In millions)	2017	2016
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(9)	$(233)
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	10
Total mark-to-market losses in operating revenues	(14)	(223)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$8	$69
Net unrealized losses on open positions related to economic hedges	—	(7)
Total mark-to-market gains in operating costs and expenses	$8	$62

Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
For the year ended December 31, 2017, the $14 million loss in operating revenues from economic hedge positions was driven by the reversal of previously recognized unrealized gains from electricity contracts that settled during the period as well as a decrease in the value of open positions due to decreases in natural gas prices and increases in power prices. The $8 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses from coal contracts that settled during the period.
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
As discussed in Item 15 — Note 6, Accounting for Derivative Instruments and Hedging Activities, the reversal of previously recognized gains and losses on settled positions related to economic hedges included in operating revenues and operating costs and expenses during the years ended December 31, 2017 and 2016 include any gains or losses associated with positions that were closed out and financially settled with certain counterparties that would have otherwise been realized in future periods.
Operations and Maintenance
Operations and maintenance was $187 million for the year ended December 31, 2017, and $241 million for the year ended December 31, 2016. The decrease of $54 million was primarily due to a decrease in environmental expenses for Maryland Ash sites compared to the prior year along with lower operating and maintenance costs driven by a decrease in planned maintenance expense due to cost cutting initiatives as well as lower variable operating costs due to lower generation.
Other Cost of Operations
Other cost of operations was $29 million for the year ended December 31, 2017, and $10 million for the year ended December 31, 2016. The increase of $19 million was primarily due to favorable property tax settlements received in 2016 for Morgantown, Chalk Point and Dickerson.
Impairment Losses
For the year ended December 31, 2017, impairment losses of $220 million were due to lower long-term forecasted power prices which had a significant impact on the leasehold interests in Morgantown and Dickerson's coal operating units. These losses are further described in Item 15 — Note 9, Impairments.
General and Administrative
General and administrative expenses increased by $10 million during the year ended December 31, 2017 compared to the same period in 2016 due to increased professional fees for legal matters.
General and Administrative — Affiliate
General and administrative — affiliate expenses decreased by $17 million during the year ended December 31, 2017 compared to the same period in 2016, primarily due to a decrease in the service fee to NRG during the pendency of Chapter 11 Cases as further described in Note 3, Chapter 11 Cases.

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2017 and 2016, the Registrants' liquidity was comprised of the following:

	As of December 31,
	2017	2016
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$587	$463
GenOn Mid-Atlantic (a)	175	471
REMA (a)	75	100
Restricted cash	1	—
Total	838	1,034
Credit facility availability(b)	297	228
Total liquidity	$1,135	$1,262
(a) At December 31, 2017, GenOn Mid-Atlantic and REMA did not satisfy the restricted payment tests and therefore, could not use such funds to distribute cash and make other restricted payments.
(b) Includes the $300 million cash collateralized letter of credit facility that GenOn obtained from a third party financial institution on July 14, 2017.

For the year ended December 31, 2017, total liquidity decreased by $127 million. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion. Also, in July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial margin.
As described in Item 15 — Note 1, Nature of Business, management believes that the GenOn's liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As described further in Item 15 — Note 1, Nature of Business and Note 3, Chapter 11 Cases, GenOn and GenOn Americas Generation submitted the Plan in connection with their Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the consummation of the Plan in a timely manner and our ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default, as further described in Item 15 — Note 10, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.

Restricted Payments Tests
Of the $838 million of cash and cash equivalents of the Registrants as of December 31, 2017, $175 million and $75 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of December 31, 2017, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. GenOn Mid-Atlantic and REMA may recalculate their fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
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
Sale of Hunterstown
On February 22, 2018, GenOn entered into an asset purchase agreement with Kestrel Acquisition, LLC to sell the Hunterstown generation station, or Hunterstown, for cash consideration of $498 million, subject to working capital adjustments which are expected to be approximately $22 million. Hunterstown is an 810 MW natural gas facility located in Gettysburg, Pennsylvania. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.
Sale of Canal 1 and 2
On March 22, 2018, subsidiaries of GenOn entered into an agreement to sell the Canal Units 1 and 2 electricity generating facilities with a combined 1,112 MW capacity in Sandwich, Massachusetts, for cash consideration of $320 million. The closing purchase price is subject to working capital adjustments (including a downward adjustment for distributions or dividends made after June 30, 2018) and upward adjustment of $13.5 million if a concurrent transaction for the sale of the Canal 3 project does not close between those parties due to a debt financing failure. The transaction is expected to close early in the third quarter of 2018 and is subject to various customary closing conditions, approvals and consents.
In December 2017, GenOn made a one-time payment to NRG of $15 million as compensation for being granted a purchase option and a rejection option with respect to the Canal 3 project. NRG is expected to reimburse GenOn $13.5 million when and if NRG closes the agreed upon sale of the Canal 3 project to an affiliate of the third party purchaser in the Canal Units 1 and 2 transaction. On March 22, 2018, an affiliate of the Canal Units 1 and 2 purchaser entered into an agreement to purchase Canal 3 directly from an affiliate of NRG. GenOn elected to allow the rejection option to expire unexercised and has agreed to not exercise the purchase option.
Insurance Settlements
During the first quarter of 2018, GenOn received $16 million related to insurance claims from 2016 and 2014 forced outages at Bowline and Avon Lake.

Uses of Liquidity
The Registrants' requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations, as described more fully in Item 15 — Note 10, Debt and Capital Leases; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed GenOn's and GenOn Americas Generation's debt service obligations and the holders' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
GenOn Americas Generation Administrative Claim
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.
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
In letters dated February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation units, or Notices, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 14, Related Party Transactions to the Condensed Consolidated Financial Statements of this Form 10-Q, to support the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the Intercompany Revolver. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the Intercompany Revolver. On May 5, 2017, GenOn Mid-Atlantic repaid $125 million to GenOn.
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
In connection with the letters of credit issued pursuant to the Natixis Agreement, the LC Provider delivered notices of termination, dated October 26, 2017, of its intent to terminate such letters of credit as of December 27, 2017. Pursuant to the operative documents governing the leases of the Morgantown and Dickerson coal generation units and the letters of credit, the issuer of the letters of credit may terminate such letters of credit by providing 60 days prior written notice to the holders thereof, among other parties. Pursuant to the same operative documents, GenOn Mid-Atlantic must provide alternative qualifying credit support no later than 30 days prior to the intended termination date of the letters of credit subject to termination. GenOn Mid-Atlantic intends to vigorously pursue any and all rights and claims available to it against any person in connection with the termination of the letters of credit by the LC Provider and the resulting replacement of qualifying credit support.
GenMA Settlement

The Bankruptcy Court order confirming the Plan also approved the terms of the GenMA Settlement and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The GenMA Settlement remains subject to definitive documentation.

Certain terms of the compromise as reached by the GenMA Settlement parties are as follows, as qualified by the full settlement framework on file with the Bankruptcy Court:

•	settlement of all pending litigation and objections to the Plan (including with respect to releases and feasibility);

•	GenOn will provide a $55.0 million one-year 15% senior secured bridge facility;

•
cash redemption or purchase of certain outstanding lessor notes/pass-through certificates, funded by (i) GenOn Mid-Atlantic cash on hand; (ii) proceeds from a J.P. Morgan letter of credit draw; (iii) the $55.0 million bridge facility provided by GenOn; (iv) a $20.0 million cash contribution by GenOn; and (v) proceeds from the Natixis letter of credit facility;

•	the option to defer certain equity rent and shared services to support GenOn Mid-Atlantic’s liquidity;

•	GenOn and NRG will provide $57.5 million of new qualifying credit support to GenOn Mid-Atlantic, consisting of:

•	$20.0 million cash contribution by GenOn; and

•	$37.5 million in letters of credit from NRG.

•	GenOn will retain $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic and all proceeds of the NRG Settlement Payment;

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs (as defined in the Plan).
The terms of the GenMA Settlement are subject to further negotiations between the parties and the consummation of the GenMA Settlement on any terms is subject to certain conditions and may not be consummated on the terms as currently contemplated or at all. To the extent the GenMA Settlement is not consummated, GenOn Mid-Atlantic will retain the right to opt out of the releases given to each other releasing party prior to the Effective Date.
Capital Expenditures
The following tables and descriptions summarize the Registrants' capital expenditures for maintenance, environmental, and fuel conversions/additions for the year ended December 31, 2017, and the estimated capital expenditure forecast for 2018.

	Maintenance	Environmental	Fuel conversions/ additions	Total
	(In millions)
Total cash capital expenditures for the year ended December 31, 2017
GenOn	$52	$16	$12	$80
GenOn Americas Generation	25	9	—	34
GenOn Mid-Atlantic	23	9	—	32
Total cash capital expenditures forecasted for the year ended December 31, 2018
GenOn	61	1	—	62
GenOn Americas Generation	36	1	—	37
GenOn Mid-Atlantic	22	1	—	23
Operating Leases
GenOn Mid-Atlantic leases 100% interest in both the Dickerson and Morgantown coal units and associated property through 2029 and 2034, respectively, and has an option to extend the leases.  Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term.  The leases are accounted for as operating leases.  Although there is variability in the scheduled payment amounts over the lease term, rent expense is recognized for these leases on a straight-line basis.  The scheduled payment amounts for the leases are $105 million and $139 million for 2018 and 2019, respectively.  At December 31, 2017, the total notional minimum lease payments for the remaining term of the leases aggregated $791 million and the aggregate termination value for the leases was approximately $843 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2017, was approximately $491 million (assuming a 10% discount rate).
REMA leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal facilities, respectively through 2034 and expects to make payments through 2029. REMA also leases a 100% interest in the Shawville facility through 2026 and expects to make payments through that date. At the expiration of these leases, there are several renewal options related to fair value. The leases are accounted for as operating leases. The scheduled payment amounts for the REMA leases are $55 million and $65 million for 2018 and 2019, respectively. At December 31, 2017, the total notional minimum lease payments for the remaining term of the leases aggregated $454 million and the aggregate termination value for the leases was approximately $584 million and generally decreases over time. In addition, the present value of lease payments at December 31, 2017, was approximately $312 million (assuming a 9.4% discount rate).

Cash Flow Discussion

GenOn

2017 compared to 2016
The following tables reflects the changes in cash flows for the comparative years:

	Year ended December 31,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$1	$26	$(25)
Net cash (used)/provided by investing activities	(95)	297	(392)
Net cash used by financing activities	(102)	(5)	(97)

Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(207)
Changes in fuel inventory to meet commodity and transportation obligations	(50)
Proceeds from sale of emissions allowances in 2016	(36)
Change in cash collateral in support of risk management activities	178
Other changes in working capital primarily related to prepaid rent	90
$(25)
Net Cash (Used)/Provided By Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Proceeds from sale of assets in 2016	$(563)
Payment for purchase option for Canal 3 development project	(15)
Decrease in capital expenditures primarily due to the completion of gas addition projects at Shawville and New Castle, as well as fewer planned outages across the fleet due to cost cutting initiatives	188
Other	(2)
$(392)
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Payment for credit support	$(130)
Payments for financing costs primarily related to the 2022 Notes and the backstop fee	(94)
Proceeds from draw on intercompany secured revolving credit facility	125
Decrease in payments for current and long-term debt	2
$(97)

2016 compared to 2015
The following tables reflects the changes in cash flows for the comparative years:

	Year ended December 31,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$26	$238	$(212)
Net cash provided/(used) by investing activities	297	(259)	556
Net cash used by financing activities	(5)	(237)	232

Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Change in cash collateral in support of risk management activities	$(122)
Decrease in operating income adjusted for non-cash items	(74)
Proceeds from sale of emissions allowances in 2016	36
Changes in fuel inventory to meet commodity and transportation obligations	30
Other changes in working capital driven by various timing differences	(82)
$(212)
Net Cash Provided/(Used) By Investing Activities
Changes to net cash provided/(used) by investing activities were driven by:

(In millions)
Proceeds from sale of assets in 2016	$563
Increase in capital expenditures at New Castle, Avon Lake and Choctaw, partially offset by decrease in capital expenditures at Bowline, Sayreville and Gilbert	(14)
Other	7
$556
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Decrease in payments for current and long-term debt	$275
Proceeds from bond redemptions in 2015	(43)
$232

GenOn Americas Generation

2017 compared to 2016
The following tables reflects the changes in cash flows for the comparative years:

	Year ended December 31,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$12	$137	$(125)
Net cash (used)/provided by investing activities	(37)	37	(74)
Net cash used by financing activities	(271)	—	(271)

Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(242)
Change in accounts payable - affiliate	(120)
Changes in fuel inventory to meet commodity and transportation obligations	(31)
Change in cash collateral in support of risk management activities	186
Other changes in working capital primarily related to prepaid rent	82
$(125)
Net Cash (Used)/Provided By Investing Activities
Changes to net cash (used)/provided by investing activities were driven by:

(In millions)
Proceeds from sale of assets in 2016	$(76)
Increase in note receivable - affiliate with GenOn Energy Holdings	(19)
Decrease in capital expenditures at Chalk Point	21
$(74)
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Payment for credit support	$(130)
Payment for amounts due to GenOn Energy, Inc.	(125)
Payments for financing costs primarily related to the backstop fee	(16)
$(271)

2016 compared to 2015
The following tables reflects the changes in cash flows for the comparative years:

	Year ended December 31,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$137	$345	$(208)
Net cash provided/(used) by investing activities	37	(74)	111
Net cash used by financing activities	—	(131)	131

Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:

(In millions)
Change in cash collateral in support of risk management activities	$(129)
Change in accounts payable - affiliate	(79)
Increase in operating income adjusted for non-cash items	29
Changes in fuel inventory to meet commodity and transportation obligations	29
Other changes in working capital driven by various timing differences	(58)
$(208)
Net Cash Provided/(Used) By Investing Activities
Changes to net cash provided/(used) by investing activities were driven by:

(In millions)
Proceeds from sale of assets in 2016	$76
Decrease in capital expenditures at Bowline	19
Decrease in note receivable - affiliate with GenOn Energy Holdings	16
$111
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Decrease in payments for current and long-term debt	$160
Proceeds from bond redemptions in 2015	(29)
$131

GenOn Mid-Atlantic

2017 compared to 2016
The following tables reflects the changes in cash flows for the comparative years:

	Year ended December 31,
	2017	2016	Change
	(In millions)
Net cash (used)/provided by operating activities	$(8)	$221	$(229)
Net cash used by investing activities	(32)	(49)	17
Net cash used by financing activities	(256)	—	(256)

Net Cash (Used)/Provided By Operating Activities

Changes in net cash (used)/provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(244)
Change in accounts payable - affiliate	(48)
Changes in fuel inventory to meet commodity and transportation obligations	(33)
Other changes in working capital primarily related to prepaid rent	96
$(229)

Net Cash Used By Investing Activities

Changes to net cash used by investing activities were driven by a reduction in capital expenditures at Chalk Point.
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Payment for credit support	$(130)
Payment for amounts due to GenOn Energy, Inc.	(125)
Payments for financing costs	(1)
$(256)

NOLS, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
GenOn
For the year ended December 31, 2017, GenOn had a total domestic pre-tax book loss of $288 million. GenOn had cumulative domestic NOLs consisting of pre-tax carryforwards for federal income tax purposes of $1.7 billion and state of $2.8 billion as of December 31, 2017. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn’s net federal NOLs will begin to expire starting in 2032.
As of December 31, 2017, GenOn recorded a net deferred tax asset of $1.5 billion relating primarily to federal and state loss carryforwards, out-of-market contracts and differences between book and tax basis of property, plant, and equipment. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on the $1.5 billion tax asset as of December 31, 2017, thus a valuation allowance has been recorded. GenOn's tax effected valuation allowance was $1.5 billion as of December 31, 2017.
As of December 31, 2017, GenOn does not have any uncertain tax benefits.
GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2015, and with few exceptions, state and local tax examinations are no longer open for years prior to 2010.
GenOn Americas Generation
For the year ended December 31, 2017, GenOn Americas Generation had a total domestic pre-tax book loss of $187 million. For the year December 31, 2017, GenOn Americas Generation generated domestic pre-tax NOLs for federal income tax purposes of $118 million and state of $118 million. GenOn Americas Generation's net federal NOL will expire in 2037.
As of December 31, 2017, GenOn Americas Generation recorded a net deferred tax asset of $604 million relating primarily to differences between book and tax basis of property, plant, and equipment and out-of-market contracts. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Americas Generation believes that it is more likely than not that a benefit will not be realized on the $604 million tax asset as of December 31, 2017, thus a valuation allowance has been recorded. GenOn Americas Generation's tax effected valuation allowance was $604 million as of December 31, 2017.
As of December 31, 2017, GenOn Americas Generation does not have any uncertain tax benefits.
GenOn Mid-Atlantic
For the year ended December 31, 2017, GenOn Mid-Atlantic had a total domestic pre-tax book loss of $269 million. For the year ended December 31, 2017, GenOn Mid-Atlantic generated domestic pre-tax NOLs for federal income tax purposes of $131 million and state of $131 million. GenOn Mid-Atlantic's net federal NOL will expire in 2037.
As of December 31, 2017, GenOn Mid-Atlantic recorded a net deferred tax asset of $510 million relating primarily to differences between book and tax basis of property, plant, and equipment. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Mid-Atlantic believes that it is more likely than not that a benefit will not be realized on the $510 million tax asset as of December 31, 2017, thus a valuation allowance has been recorded. GenOn Mid-Atlantic's tax effected valuation allowance was $510 million as of December 31, 2017.
As of December 31, 2017, GenOn Mid-Atlantic does not have any uncertain tax benefits.
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

Contractual Obligations and Commercial Commitments

The Registrants have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Registrants' capital expenditure programs. The following tables summarize the contractual obligations and contingent obligations for guarantees. See also Item 15 — Note 10, Debt and Capital Leases, Note 15, Commitments and Contingencies, and Note 18, Guarantees, to the Consolidated Financial Statements for additional discussion.

GenOn

	By Remaining Maturity at December 31,
	2017
Contractual Cash Obligations	Under 1 Year	1-3 Years		3-5 Years	Over 5 Years	Total (a)	2016 Total
	(In millions)
Long-term debt (including estimated interest)	$10	$24		$21	$78	$133	$2,621
Capital lease obligations (including estimated interest)	—	—		1	—	1	2
Operating leases	173	369		175	561	1,278	1,495
Fuel purchase and transportation obligations	132	94		53	18	297	251
Pension minimum funding requirement (b)	—	18	—	18	77	113	121
Other postretirement benefits minimum funding requirement (c)	4	8		8	12	32	36
Other liabilities (d)	27	53		45	271	396	428
Total	$346	$566		$321	$1,017	$2,250	$4,954

(a)	Excludes $213 million of asset retirement obligations which are discussed in Item 15 — Note 11, Asset Retirement Obligations, to the Consolidated Financial Statements.

(b)
These amounts represent the Registrant's estimated minimum pension contributions required under the Pension Protection Act of 2006. These amounts represent estimates that are based on assumptions that are subject to change. In connection with the Restructuring Support Agreement, NRG will also pay (or reimburse to GenOn) the 2018 pension contributions for GenOn employees, which is expected to be $13 million, as discussed in Item 15 — Note 12, Benefit Plans and Other Postretirement Benefits.

(c)	These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contribution for years after 2027 are currently not available.

(d)	Includes service and maintenance agreements, LTSA commitments and other contractual obligations.

	By Remaining Maturity at December 31,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2016 Total
	(In millions)
Letters of credit and surety bonds	$158	$5	$—	$—	$163	$380
Other guarantees	—	365	—	75	440	483
Total guarantees	$158	$370	$—	$75	$603	$863

GenOn Americas Generation

	By Remaining Maturity at December 31,
	2017
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (a)	2016 Total
	(In millions)
Long-term debt (including estimated interest)	$—	$—	$—	$—	$—	$695
Operating leases	108	245	78	364	795	952
Fuel purchase and transportation obligations	46	2	2	2	52	104
Other liabilities (b)	3	4	4	32	43	26
Total	$157	$251	$84	$398	$890	$1,777

(a)	Excludes $106 million of asset retirement obligations which are discussed in Item 15 — Note 11, Asset Retirement Obligations, to the Consolidated Financial Statements.

(b)	Includes service and maintenance agreements and other contractual obligations.

	By Remaining Maturity at December 31,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2016 Total
	(In millions)
Letters of credit and surety bonds	$18	$—	$—	$—	$18	$201
Total guarantees	$18	$—	$—	$—	$18	$201

Fair Value of Derivative Instruments
The Registrants may enter into power sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2017. For a full discussion of the Registrants' valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 5, Fair Value of Financial Instruments, to the Consolidated Financial Statements.
GenOn

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2016	$2
Contracts realized or otherwise settled during the period	(5)
Changes in fair value	(10)
Fair Value of Contracts as of December 31, 2017	$(13)

	Fair Value of Contracts as of December 31, 2017
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$(13)	$1	$—	$—	$(12)
Level 3	(1)	—	—	—	(1)
Total	$(14)	$1	$—	$—	$(13)
GenOn Americas Generation

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2016	$(3)
Contracts realized or otherwise settled during the period	4
Changes in fair value	(4)
Fair Value of Contracts as of December 31, 2017	$(3)

	Fair Value of Contracts as of December 31, 2017
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$(3)	$1	$—	$—	$(2)
Level 3	(1)	—	—	—	(1)
Total	$(4)	$1	$—	$—	$(3)

GenOn Mid-Atlantic

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2016	$2
Contracts realized or otherwise settled during the period	(2)
Changes in fair value	(5)
Fair Value of Contracts as of December 31, 2017	$(5)

	Fair Value of Contracts as of December 31, 2017
	Maturity
Fair value hierarchy Losses	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$4	$—	$—	$—	$4
Level 3	1	—	—	—	1
Total	$5	$—	$—	$—	$5
The Registrants have elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Registrants' portfolio. As the Registrants' trade-by-trade derivative accounting results in a gross-up of their derivative assets and liabilities, the net derivative asset and liability position is a better indicator of Registrants' hedging activity. As of December 31, 2017, GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic had net derivative liability balances of $13 million, $3 million, and $5 million respectively, which are decreases to total fair value of $15 million, $0 million, and $7 million, respectively, as compared to December 31, 2016. These decreases were primarily driven by losses in fair value, as well as the roll-off of trades that settled during the period, for GenOn and GenOn Mid-Atlantic. For GenOn Americas Generation, the roll-off of trades offset losses in changes in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic derivative contracts would result in a decrease of approximately $20 million, $4 million, and $4 million, respectively, in the net value of derivatives as of December 31, 2017. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic derivative contracts would result in an increase of approximately $20 million, $4 million, $4 million, respectively, in the net value of derivatives as of December 31, 2017.

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
The Registrants’ significant accounting policies are summarized in Item 15 - Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements. The Registrants identify their most critical accounting policies as those that are the most pervasive and important to the portrayal of their financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

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
Estimates of fair value
Judgment about impairment triggering events
Derivative Instruments
The Registrants follow the guidance of ASC 815 to account for derivative instruments. ASC 815 requires the Registrants' to mark-to-market all derivative instruments on the balance sheet and recognize changes in the fair value of non-hedge derivative instruments immediately in earnings. In certain cases, the Registrants may apply hedge accounting to their derivative instruments. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether the overall risk is being reduced; and (iii) if there is a correlation between the changes in fair value of the derivative instrument and the underlying hedged item. The Registrants have not elected to apply hedge accounting to any of their derivative instruments.

For purposes of measuring the fair value of derivative instruments, the Registrants use quoted exchange prices and broker quotes. When external prices are not available, the Registrants use internal models to determine the fair value. These internal models include assumptions of the future prices of energy commodities based on the specific market in which the energy commodity is being purchased or sold, using externally available forward market pricing curves for all periods possible under the pricing model. These estimations are considered to be critical accounting estimates.
Certain derivative instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered to be NPNS. The availability of this exception is based upon the assumption that the Registrants have the ability and it is probable to deliver or take delivery of the underlying item. These assumptions are based on available baseload capacity, internal forecasts of sales and generation and historical physical delivery on contracts. Derivatives that are considered to be NPNS are exempt from derivative accounting treatment and are accounted for under accrual accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception due to changes in estimates, the related contract would be recorded on the balance sheet at fair value combined with the immediate recognition through earnings.
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2017, GenOn had a valuation allowance of $1.5 billion. This amount is comprised of domestic federal net deferred tax assets of approximately $1.0 billion and domestic state net deferred tax assets of $0.5 billion. GenOn believes it is more likely than not that the results of future operations will not generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, requiring a valuation allowance to be recorded.
GenOn continues to be under audit for multiple years by taxing authorities in other jurisdictions. Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. GenOn is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions.
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
Evaluation of Assets for Impairment and Other-Than-Temporary Decline in Value
In accordance with ASC 360, Property, Plant, and Equipment, or ASC 360, the Registrants evaluate property, plant and equipment and certain intangible assets for impairment whenever indicators of impairment exist. Examples of such indicators or events are:

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets by factoring in the probability weighting of different courses of action available to the Registrants. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. The Registrants use their best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Registrants' estimates, and the impact of such variations could be material.

For assets to be held and used, if the Registrants determine that the undiscounted cash flows from the asset are less than the carrying amount of the asset, the Registrants must estimate fair value to determine the amount of any impairment loss. Assets held-for-sale are reported at the lower of the carrying amount or fair value less the cost to sell. The estimation of fair value under ASC 360, whether in conjunction with an asset to be held and used or with an asset held-for-sale, and the evaluation of asset impairment are, by their nature, subjective. The Registrants consider quoted market prices in active markets to the extent they are available. In the absence of such information, the Registrants may consider prices of similar assets, consult with brokers, or employ other valuation techniques. The Registrants will also discount the estimated future cash flows associated with the asset using a single interest rate representative of the risk involved with such an investment or employ an expected present value method that probability-weights a range of possible outcomes. The use of these methods involves the same inherent uncertainty of future cash flows as previously discussed with respect to undiscounted cash flows. Actual future market prices and project costs could vary from those used in the Registrants' estimates, and the impact of such variations could be material.
The Registrants' annual budget is utilized to determine the cash flows associated with the Registrants' long-lived assets, which incorporates various assumptions, including the Registrants' long-term view of natural gas prices and its impact on merchant power prices and fuel costs, as well as various state and federal subsidies and federal, regional and state environmental compliance costs. During the fourth quarter of 2017, the Registrants completed the annual budget process and revised their view of long-term power and fuel prices and the corresponding impact on estimated cash flows associated with long-lived assets, with final approval by the GenOn Board of Directors in the first quarter of 2018. The most significant impact was a decrease in the long-term view of natural gas prices which resulted in a reduction to long-term power prices and had a negative impact on the Registrants' coal facilities.
As a result, the following long-lived asset impairments were recorded during the fourth quarter of 2017, as further described in Item 15 —Note 9, Impairments, to the consolidated financial statements:

•
Morgantown (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic) — The Registrants recorded an impairment loss related to the Morgantown leasehold improvements and spare parts inventory of $186 million as a result of the decrease in the long-term view of power prices in PJM.

•
Dickerson (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic) — The Registrants recorded an impairment loss related to the Dickerson leasehold improvements and spare parts inventory of $27 million as a result of the decrease in the long-term view of power prices in PJM.

•	Keystone (GenOn) — GenOn recorded an impairment loss related to the Keystone leasehold improvements of $39 million as a result of the decrease in the long-term view of power prices in PJM.

•
Other (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic) — GenOn also recorded an impairment loss of $22 million related to $7 million of property, plant, and equipment at Maryland Ash sites and $15 million of property, plant and equipment and spare parts inventory at certain California facilities that GenOn intends to retire in 2018.

Recent Accounting Developments
See Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of recent accounting developments.

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
As of December 31, 2017, counterparty credit exposure to a significant portion of GenOn’s counterparties was $35 million and GenOn held no collateral against these positions, resulting in a net exposure of $35 million. Approximately 77% of GenOn's exposure before collateral is expected to roll off by the end of 2019. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $28 million and GenOn Americas Generation held no collateral against those positions, resulting in a net exposure of $28 million. Approximately 100% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2019. As of December 31, 2017, GenOn Mid-Atlantic had no counterparty credit exposure.
The following tables highlight the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2017, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100%	100%	—%
Total as of December 31, 2017	100%	100%	—%

	Net Exposure (a) (b) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	78%	73%	—%
Non-Investment grade/Non-Rated	22%	27%	—%
Total as of December 31, 2017	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $22 million, $21 million and $0 for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
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
Credit Risk Related Contingent Features
Certain of the Registrants’ hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. As of December 31, 2017, no collateral was required for contracts that have adequate assurance clauses that are in net liability positions for GenOn and GenOn Americas Generation. As of December 31, 2017, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of December 31, 2017. As of December 31, 2017, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.

Item 8 — Financial Statements and Supplementary Data (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The financial statements and schedules of the Registrants are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

Item 9A — Controls and Procedures (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Registrants’ principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's reports on the Registrants’ internal control over financial reporting are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
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
Management's Report on Internal Control Over Financial Reporting
The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Registrants’ management, including their principal executive officer, principal financial officer and principal accounting officer, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management concluded that their internal control over financial reporting was effective as of December 31, 2017.
Item 9B — Other Information (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
None.

PART III
This Part III to the Form 10-K is included in this report only with respect to GenOn and GenOn Americas Generation. Whereas, GenOn Mid-Atlantic meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, Part III has been omitted from this report with respect to GenOn Mid-Atlantic pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
Item 10 — Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS

The biographical information for each of the directors and executive officers of GenOn and GenOn Americas Generation is provided below. GenOn and GenOn Americas Generation are both externally managed by NRG which provides various management, personnel and other services, including human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management. To the extent that GenOn maintains its own executive officers, they generally perform the same function for GenOn’s subsidiary, GenOn Americas Generation. GenOn and GenOn Americas Generation maintain their own respective board of directors and board of managers, but the Governance Committee of the board of directors of GenOn (the “Governance Committee”), comprised solely of independent directors Frederic F. Brace and Jonathan F. Foster, convenes regularly to perform the function of an independent board of directors with respect to GenOn and GenOn Americas Generation. GenOn Americas Generation’s independent manager, Andrew C. Kidd, is present by invitation at the meetings of the Governance Committee.

Mark A. McFarland
Age 48
President and Chief Executive Officer - GenOn and GenOn Americas Generation
Director - GenOn

Mr. McFarland has served as President and Chief Executive Officer of GenOn and GenOn Americas Generation and Director of GenOn since April 2017. Mr. McFarland served as Chief Executive Officer of Luminant Holding Company LLC, a subsidiary of Energy Future Holdings Corp., from 2013 to 2016. From 2008 to 2013, Mr. McFarland served in a dual role as Chief Commercial Officer of Luminant Holding Company LLC and Executive Vice President, Corporate Development and Strategy, of Energy Future Holdings Corp. From 1999 to 2008, Mr. McFarland served in various roles at Exelon Corporation, including most recently as Senior Vice President, Corporate Development from 2005 to 2008 and Vice President, Exelon Generation from 2003 to 2005. Since October 2017, Mr. McFarland has been a member of the board of TerraForm Power, Inc.

Kirkland B. Andrews
Age 50
Executive Vice President and Chief Financial Officer - GenOn and GenOn Americas Generation

Mr. Andrews has served as Executive Vice President and Chief Financial Officer of GenOn and GenOn Americas Generation since December 2012. Mr. Andrews has also served as Executive Vice President and Chief Financial Officer of NRG since September 2011. Mr. Andrews is a director of NRG Yield, Inc. and also served as Executive Vice President and Chief Financial Officer of NRG Yield, Inc. from December 2012 through November 2016. Prior to joining NRG, he served as Managing Director and Co-Head Investment Banking, Power and Utilities-Americas at Deutsche Bank Securities from June 2009 to September 2011. Prior to this, he served in several capacities at Citigroup Global Markets Inc., including Managing Director, Group Head, North American Power from November 2007 to June 2009, and Head of Power M&A, Mergers and Acquisitions from July 2005 to November 2007. In his banking career, Mr. Andrews led multiple large and innovative strategic, debt, equity and commodities transactions.

David Callen
Age 46
Vice President and Chief Accounting Officer - GenOn and GenOn Americas Generation

Mr. Callen has served as Vice President and Chief Accounting Officer of GenOn and GenOn Americas Generation since March 2015. In this capacity, Mr. Callen is responsible for directing our financial accounting and reporting activities. Mr. Callen has also served as Senior Vice President and Chief Accounting Officer of NRG since February 2016 and Vice President and Chief Accounting Officer of NRG from March 2015 to February 2016. Mr. Callen also has served as Vice President and Chief Accounting Officer of NRG Yield, Inc. since March 2015. Prior to this, Mr. Callen served as NRG's Vice President, Financial Planning & Analysis from November 2010 to March 2015. He previously served as Director, Finance from October 2007 through October 2010, Director, Financial Reporting from February 2006 through October 2007, and Manager, Accounting Research from September 2004 through February 2006. Prior to NRG, Mr. Callen was an auditor for KPMG LLP in both New York City and Tel Aviv Israel from October 1996 through April 2001.

Jay A. Bys
Age 53
Chief Commercial Officer - GenOn
Mr. Bys has served as the Chief Commercial Officer of GenOn since May 2017. Mr. Bys served as commodity, contracts and policy consultant, from 2014 to 2017. Prior to this, Mr. Bys served in various roles at Luminant Energy and Energy Futures Holdings Corp., as well as various predecessor companies (TXU Energy, Enserch Energy Services, Inc.), most recently as the Vice President of Origination & Capital Management at Luminant Energy from 1997 to 2014.

Mark Gouveia
Age 57
Senior Vice President, Operations - GenOn

Mr. Gouveia has served as Senior Vice President Operations of GenOn since September 2017. Mr. Gouveia served as Vice President of East Operations for GenOn and NRG from 2006 to 2017. From 1999 to 2006 Mr. Gouveia served in various line and staff roles with Mirant including Chief Operating Officer for Mirant California and Vice President of Power Generation, responsible for engineering services and construction. Mr. Gouveia began his career with Pacific Gas and Electric Company in 1980 starting at the Geysers geothermal power plant and ending in 1999 as Plant Manager for Pittsburg and Contra Costa power plants.

Scott E. Leonard
Age 44
Chief Restructuring Officer and Executive Vice President, Finance - GenOn

Mr. Leonard has served as Chief Restructuring Officer and Executive Vice President, Finance of GenOn since November 2017. Mr. Leonard previously served as the Head of Finance of GenOn from May 2017 to July 2017 and Executive Vice President, Head of Finance from July 2017 to November 2017. Mr. Leonard previously served as Executive Vice President and Chief Operating Officer of Forterra, Inc. in 2017. From 2014 to 2016, Mr. Leonard served as Senior Vice President, Commercial Shared Services of Hewlett Packard Enterprise. From 2012 to 2014, Mr. Leonard served as Deputy Executive Director, Chief Strategy & Administrative Officer for the Texas Department of Transportation. From 2005 to 2012, Mr. Leonard held positions as Senior Vice President, Performance Improvement and Vice President, Corporate Planning at Energy Future Holdings Corp.

Daniel D. McDevitt
Age 57
General Counsel - GenOn

Mr. McDevitt has served as General Counsel of GenOn since September 2017. Between April 2014 and December 2016, Mr. McDevitt served as President and General Counsel of the EME Reorganization Trust. The EME Reorganization Truest was established at the close of the Edison Mission Energy, Inc. ("EME") chapter 11 proceedings to address a number of tax and litigation matters that were not resolved in the EME chapter 11 proceedings. Prior to that, Mr. McDevitt was Senior Vice President and General Counsel of EME. While at EME, Mr. McDevitt was on the core team that led EME's restructuring and sale efforts.

Frederic F. Brace
Age 60
Independent Director - GenOn

Mr. Brace has served as Director of GenOn since June 2016. Mr. Brace has served as President and Chief Executive Officer of Midstates Petroleum Company, Inc. since October 21, 2016 and as a member of Midstates Petroleum’s Board of Directors since March 9, 2015. Mr. Brace previously served as Interim President and Chief Executive Officer of Midstates Petroleum from March 2015 through October 20, 2016. Mr. Brace has over twenty years of experience in business management and board representations. He is currently Chairman and Chief Executive Officer of Beaucastel LLC and Sangfroid Advisors Ltd. Previously, Mr. Brace worked for Niko Resources, Ltd., an oil and gas company, from August 2013 to December 2014 serving first as Senior Advisor and then as President of the company. From 1988 to 2008, Mr. Brace worked at the UAL Corporation (now United Continental Holdings, Inc.), the parent company of United Airlines, Inc. and Continental Airlines, Inc., where he served as Executive Vice President and Chief Financial Officer of UAL Corporation and United Airlines, Inc. from 2002 to 2008. From 2012 to August 2013 Mr. Brace worked as an independent consultant. Mr. Brace is currently a member of the board of directors of Anixter International and iHeartMedia, Inc. and has previously served on the board of numerous public and private companies. He received his BS in Industrial Engineering from the University of Michigan in 1980 and his MBA with a specialization in finance from the University of Chicago Graduate School of Business in 1982. We believe Mr. Brace’s knowledge of the energy industry and expertise in representing public and private companies allows him to provide valuable insights to our Board of Directors.

John Chillemi
Age 50
Director - GenOn; Manager - GenOn Americas Generation

Mr. Chillemi has served as Director of GenOn since November 2014 and Manager of GenOn Americas Generation since December 2014. Mr. Chillemi has also served as Executive Vice President, National Business Development of NRG since December 2015. In this role, Mr. Chillemi is responsible for all wholesale generation development activities for NRG across the nation. Prior to December 2015, Mr. Chillemi was Senior Vice President and Regional President, West since the acquisition of GenOn in December 2012. Mr. Chillemi served as the Regional President in California and the West for GenOn from December 2010 to December 2012, and as President and Vice President of the West at Mirant Corporation from 2007 to December 2010. Mr. Chillemi has also served as a director of NRG Yield, Inc. since May 2016. Mr. Chillemi has 30 years of power industry experience, beginning with Georgia Power in 1986.

Jonathan F. Foster
Age 57
Independent Director - GenOn

Mr. Foster has served as Director of GenOn since June 2016. Mr. Foster is the Founder and has been a Managing Director of Current Capital Partners LLC, a mergers and acquisitions advisory, corporate management services and private equity investing firm, since 2008. Previously, from 2007 until 2008, Mr. Foster served as a Managing Director and Co-Head of Diversified Industrials and Services at Wachovia Securities. From 2005 until 2007, he served as Executive Vice President-Finance and Business Development of Revolution LLC. From 2002 until 2004, Mr. Foster was a Managing Director of The Cypress Group, a private equity investment firm and from 2001 until 2002, he served as a Senior Managing Director and Head of Industrial Products and Services Mergers & Acquisitions at Bear Stearns & Co. From 1999 until 2000, Mr. Foster served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Toysrus.com, Inc. Previously, Mr. Foster was with Lazard, primarily in mergers and acquisitions, for over ten years, including as a Managing Director. Mr. Foster is also a director of Five Point Holdings, LLC, Lear Corp., Masonite International Corporation and Berry Plastics. Mr. Foster was previously a member of the boards of directors of Sabine Oil & Gas, Smurfit-Stone Container Corporation and Chemtura Corporation. Mr. Foster has a bachelor’s degree in Accounting from Emory University, a master’s degree in Accounting & Finance from the London School of Economics and has attended an Executive Education Program in corporate governance at Harvard Business School. Mr. Foster was selected to serve on our board of directors because of his extensive experience in equity investing and serving as an officer and director of public and private companies.

Gaetan Frotte
Age 46
Director - GenOn

Mr. Frotte has served as Director of GenOn since April 2017. Mr. Frotte has served as Senior Vice President and Treasurer of NRG since January 2016. From February 2015 until January 2016, Mr. Frotte served as Senior Vice President, Finance and Strategy of NRG Yield, Inc. From February 2010 until February 2015, Mr. Frotte served as Vice President, Assistant Treasurer of NRG.

Judith Lagano
Age 52
Director - GenOn

Ms. Lagano has served as Director of GenOn since 2015. Since, January 2016, Ms. Lagano has served as Senior Vice President of Asset Management for NRG, where she is responsible for the business and financial operations of NRG's wholesale generation portfolio, focusing on improving both the short- and long-term economics of the fleet. From June 2015 to January 2016, Ms. Lagano served as President of NRG's East Region. From August 2014 until June 2015, Ms. Lagano served as Vice President of Business Development for NRG and from September 2011 through July 2014 she served as Vice President of Asset Management for NRG.

Glen E. Mackey
Age 54
Director - GenOn; Manager - GenOn Americas Generation

Mr. Mackey has served as Director of GenOn and Manager of GenOn Americas Generation since 2014. Since April 2011, Mr. Mackey has served as Chief Risk Officer of NRG. Mr. Mackey also serves as chairman of the board of Mirant Novatos Corporation, an adjunct professor in Applied Mathematics at Rutgers University, and a member of the CFTC's Market Risk Advisory Committee.

Andrew C. Kidd
Age 55
Independent Manager - GenOn Americas Generation

Mr. Kidd has served as an Independent Manager of GenOn Americas Generation since May 2017. Mr. Kidd served as the Chief Executive Officer, President and General Counsel of Samson Investment Company and Samson Resources Corporation from February 2016 through March 2017 and served on the Company’s Executive Team as Senior Vice President and General Counsel from September 2013 through January 2016. From October 2011 to August 2013, he served as Partner and General Counsel of Anthem Energy, a private investment manager that develops and operates energy investments. Prior to joining Anthem, Mr. Kidd was Senior Vice President and General Counsel of Quantum Utility Generation, LLC, a power generation asset operator. From August 2004 to December 2008, Mr. Kidd was with Constellation Energy Group, Inc. (“CEG”), serving in various positions, including Deputy General Counsel of CEG, General Counsel of Constellation Energy Resources, the business organization representing CEG’s customer supply, global commodities and portfolio management activities, and a member of the Board of Managers of Constellation Energy Partners LLC, a publicly traded exploration and production company that was previously sponsored by CEG. Mr. Kidd is also a director of HighPoint Resources Corporation. Earlier in his career, he served as Senior Vice President and Deputy General Counsel of El Paso Corporation and held various officer level positions at Covanta Energy, Inc. Mr. Kidd began his law career as an associate at DLA Piper in Baltimore, Maryland. Mr. Kidd received his Bachelor of Arts degree from Dartmouth College and his Juris Doctorate degree, with honors, from the University of Maryland School of Law, where he was an editor of the University of Maryland Law Review.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Neither GenOn nor GenOn Americas Generation have a class of equity securities registered pursuant to section 12 of the Exchange Act and therefore are not required to provide this disclosure.

CODE OF CONDUCT

NRG has adopted a Code of Conduct that applies to (a) all of GenOn's directors and officers and GenOn Americas Generation's managers and officers, including each of their CEO, CFO, and principal accounting officer and (b) NRG, as GenOn's and GenOn America Generation's manager under the services agreement, and its employees. The Code of Conduct is available on NRG's website at www.nrg.com. If NRG amends or grants a waiver of one or more of the provisions of its Code of Conduct, NRG intends to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of its Code of Conduct that apply to GenOn's or GenOn Americas Generation's principal executive, financial and accounting officers by posting the required information on its website. NRG's website is not part of this Form 10-K.

NOMINATING COMMITTEE / GOVERNANCE COMMITTEE

GenOn and GenOn Americas Generation do not have standing nomination committees on the basis that neither Registrant has any publicly held equity. The Governance Committee performs similar functions to a nominating committee. The Governance Committee is comprised of Messrs. Brace and Foster, each of whom are independent directors of GenOn. Mr. Kidd, the independent manager of GenOn Americas Generation, is present by invitation at the meetings of the Governance Committee. All of the members of the Governance Committee participate in the consideration of director nominees. The Governance Committee also reviews and affirms the terms of the employment agreements of the executive officers of GenOn and GenOn Americas Generation.

Neither GenOn nor GenOn Americas Generation has a policy with regards to the consideration of any director candidates recommended by security holders. Both GenOn and GenOn Americas Generation are controlled by NRG and do not have publicly held equity.

AUDIT COMMITTEE

Neither GenOn nor GenOn Americas Generation are publicly listed companies and are not required to maintain an audit committee. However, GenOn has chosen to maintain a standing audit committee comprised of its two independent directors, Messrs. Brace and Foster, for the purpose of representing and provide assistance to the GenOn board of directors with respect to matters involving the accounting, auditing, financial reporting and internal controls functions of GenOn and its subsidiaries, including GenOn Americas Generation.

As a private company, GenOn has chosen not to designate either member of the GenOn Audit Committee as an audit committee financial expert.

Item 11 — Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of the executive compensation program for the principal executive officer, the principal financial officer, the former principal executive officer and the next three most highly compensated executive officers serving during 2017 (collectively, the “named executive officers”) of GenOn and GenOn Americas Generation and the material elements of the compensation packages awarded to such named executive officers. The GenOn and GenOn Americas Generation named executive officers for 2017 are set forth in the table below. GenOn's named executive officers generally perform the same function for GenOn's subsidiary, GenOn Americas Generation, and to the extent they do not, as in the cases of Messrs. Bys, Leonard and McDevitt, this has caused GenOn Americas Generation to have fewer than five named executive officers, not including the former principal executive officer, because GenOn Americas Generation has so few “executive officers” as defined in Exchange Act Rule 3b-7.

Named Executive Officers	GenOn	GenOn Americas Generation
Mark A. McFarland President and Chief Executive Officer	X	X
Kirkland B. Andrews Executive Vice President and Chief Financial Officer	X	X
Mauricio Gutierrez Former President and Chief Executive Officer through April 7, 2017	X	X
Jay A. Bys Chief Commercial Officer	X
Scott E. Leonard Chief Restructuring Officer and Executive Vice President, Finance	X
Daniel D. McDevitt General Counsel	X

Messrs. Andrews and Gutierrez were compensated by NRG for their service as chief financial officer and chief executive officer, respectively, of GenOn and GenOn Americas Generation, with Mr. Gutierrez receiving such compensation through April 7, 2017, the date of Mr. McFarland's appointment. They did not receive any compensation from GenOn or GenOn Americas Generation for such services.

Overview

Prior to April 7, 2017 all of GenOn's and GenOn Americas Generation's executive officers were compensated solely by NRG, and GenOn and GenOn Americas Generation did not have any input into the performance metrics or compensation paid to those executives. GenOn and GenOn Americas Generation have a services agreement with NRG pursuant to which NRG provides management and administration services to them in exchange for a management fee to NRG. GenOn and GenOn Americas Generation do not reimburse NRG for compensation related expenses attributable to an executive officer’s time dedicated to providing services to them. As such, Messrs. Andrews and Gutierrez, as chief financial officer and chief executive officer, respectively, were compensated by NRG, with Mr. Gutierrez receiving such compensation through April 7, 2017, the date of Mr. McFarland's appointment, and Messrs. Andrews and Gutierrez did not receive any compensation from GenOn or GenOn Americas Generation.

Starting April 7, 2017 and through 2017, the GenOn Entities hired a management team of executives independent of NRG, in order to guide the GenOn Entities through the Chapter 11 Cases and their eventual transition to a standalone enterprise. Mr. McFarland was appointed as President and Chief Executive Officer of GenOn and GenOn Americas Generation on April 7, 2017. Mr. Bys was appointed as Chief Commercial Officer of GenOn in May 2017. Mr. Leonard was appointed as Head of Finance of GenOn on May 19, 2017 and since November 2017, his title is Executive Vice President and Chief Restructuring Officer. Mr. McDevitt was appointed as General Counsel of GenOn on August 31, 2017.

On or after the effective date of the Plan, the board of directors of the reorganized GenOn may adopt a management incentive plan, which may include the issuance of common stock, options or other equity awards, in its sole discretion, for certain of the reorganized GenOn Entities’ directors, officers, and employees. Such a management incentive plan was not in effect during 2017.

During 2017, GenOn and GenOn Americas Generation had no securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, and thus were not subject to the proxy statement rules of the SEC and were not required to hold a shareholder advisory vote on executive compensation.
Compensation Objectives

The Governance Committee designs and implements an executive compensation program that:

•
allows GenOn to recruit and retain a top-tier executive team during its ongoing restructuring process and continuing through its transition to a standalone enterprise at the conclusion of the Chapter 11 Cases;

•	supports GenOn's business strategies in achieving its restructuring objectives, while rewarding its executive team for their individual accomplishments; and

•	provides a competitive compensation opportunity while adhering to market standards for compensation.

Elements of Compensation

The elements of our compensation for Messrs. McFarland, Bys, McDevitt and Leonard in 2017 consisted of base salary, overtime pay in the case of Mr. McDevitt, and in the case of Messrs. McFarland and McDevitt, the opportunity to earn some form of incentive compensation. The named executive officers who receive compensation from GenOn do not receive any additional compensation for performing their same roles for GenOn Americas Generation.
During 2017, Messrs. Andrews and Gutierrez, as chief financial officer and chief executive officer, respectively, were compensated by NRG, with Mr. Gutierrez receiving such compensation through April 7, 2017, the date of Mr. McFarland’s appointment, and Messrs. Andrews and Gutierrez did not receive any compensation from GenOn or GenOn Americas Generation. GenOn and GenOn Americas Generation have a services agreement with NRG pursuant to which NRG provides management and administration services to them in exchange for a management fee to NRG. GenOn and GenOn Americas Generation do not reimburse NRG for compensation related expenses attributable to an executive officer’s time dedicated to providing services to them.
GenOn's and GenOn Americas Generation's executive compensation program consists of the following key elements:
Base Salary. Base salary compensates named executive officers for their level of experience and position responsibilities, and for continued expectation of superior performance. Recommendations on increases to base salary take into account, among other factors, the named executive officer’s individual performance, the general contributions of the named executive officer to overall performance, and the level of responsibility of the named executive officer with respect to his or her specific position. Pay ranges for our executives are supported with external and internal industry benchmarks. For 2017, the annualized base salary for each named executive officer was as follows:

Named Executive Officer	2017 Annualized Base Salary
Mark A. McFarland	2,450,000
Kirkland B. Andrews	—
Mauricio Gutierrez	—
Jay A. Bys	720,000
Scott E. Leonard	900,000
Daniel D. McDevitt	216,000

Messrs. Andrews and Gutierrez were compensated by NRG for their service as chief financial officer and chief executive officer, respectively, of GenOn and GenOn Americas Generation, with Mr. Gutierrez receiving such compensation through April 7, 2017, the date of Mr. McFarland's appointment. They did not receive any compensation from GenOn or GenOn Americas Generation for such services.

Overtime Pay. As an independent contractor, Mr. McDevitt was paid an hourly rate of $450 for every hour worked over 40 hours in a billing month. For 2017, Mr. McDevitt earned $149,400 in overtime pay. GenOn pays overtime pay to Mr. McDevitt to compensate him for the additional work hours he dedicates to GenOn’s business and legal affairs and at such rate as agreed to between Mr. MacFarland and Mr. McDevitt.

Incentive Compensation. During 2017, Mr. McFarland and such other participants as selected by the board of directors of GenOn from time to time were eligible to participate in the Incentive Bonus Plan (the “Incentive Bonus Plan”) which was approved by the Governance Committee and authorized and approved in its entirety by the Bankruptcy Court. The purpose of the Plan is to enable GenOn and its subsidiaries to better align the interests of GenOn and participating employees and independent contractors by providing such participating employees and independent contractors with an opportunity to receive additional compensation. The Incentive Bonus Plan provides for a variable cash award (i) earned upon entry into definitive documentation for one or more sales of assets of, or equity interests in, GenOn or its subsidiaries to a third party, and payable subject to the closing of such transaction with a third party; and/or payable upon the conclusion of 90 days following emergence from bankruptcy for the achievement of certain performance objectives that increase distributable value under the Plan to holders of claims on the GenOn Senior Notes. There were no third-party sale transactions during 2017 and no payouts under the Incentive Bonus Plan.
For 2017, Mr. McDevitt was eligible to receive incentive compensation as determined by mutual agreement between him and Mr. McFarland. Mr. McDevitt received no incentive compensation during 2017.
For a more detailed description of the employment agreements for our named executive officers, please refer to “-Employment Agreements with the Named Executive Officers.”
SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation of our named executive officers for service during the year ended December 31, 2017. The table below was prepared in accordance with SEC requirements. The total compensation presented below does not necessarily reflect the actual total compensation received by the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark A. McFarland	2017	2,450,000(2)	—	—	—	—	—	19,059(3)	2,469,059
President and Chief Executive Officer (1)
Kirkland B. Andrews	2017	—	—	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer (4)	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
Mauricio Gutierrez	2017	—	—	—	—	—	—	—	—
Former President and Chief Executive Officer (4)	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
Jay A. Bys
Chief Commercial Officer(1)	2017	570,000	—	—	—	—	—	—	570,000
Scott E. Leonard	2017	422,308	—	—	—	—	—	—	422,308
Chief Restructuring Officer and Executive Vice President, Finance (1)
Daniel D. McDevitt	2017	203,400	—	—	—	—	—	—	203,400
General Counsel (1)
(1) For a description of the items reflected in the table above, see “- Employment Agreements with the Named Executive Officers” below.
(2) As of December 31, 2017, GenOn reserved the right to implement a management incentive plan pursuant to the terms of Mr. McFarland’s employment agreement; however, it chose not to implement such a plan in 2017 to better focus management’s efforts on a successful restructuring process. As a result, Mr. McFarland’s advance payment of $2,450,000 was no longer subject to adjustment or clawback and the entire amount was considered base salary during 2017.
(3) Amount reflects $8,259 for the cost of life insurance for the benefit of Mr. McFarland and $10,800 in 401(k) employer matching contributions.
(4) Messrs. Andrews and Gutierrez were compensated by NRG for their service as chief financial officer and chief executive officer, respectively, of GenOn and GenOn Americas Generation, with Mr. Gutierrez receiving such compensation through April 7, 2017, the date of Mr. McFarland’s appointment. They did not receive any compensation from GenOn or GenOn Americas Generation for such services.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

Certain elements of the compensation of the named executive officers are determined based on their respective employment agreements. The descriptions of the employment agreements set forth below do not purport to be complete and are qualified in their entirety by the employment agreements. For further discussion of the amounts of salary and bonus and other forms of compensation, see “Compensation Discussion and Analysis” above. Certain of the employment agreements discussed below provide for severance payments as more fully described under “Potential Payments Upon Termination or Change in Control” in this Item 11 to Form 10-K, which descriptions are incorporated herein by reference.

Mark A. McFarland

On April 7, 2017, GenOn entered into an employment agreement with Mark A. McFarland, pursuant to which he serves as President and Chief Executive Officer of GenOn and GenOn Americas Generation and a member of the board of directors of GenOn. On December 12, 2017, GenOn and GenOn Americas Generation entered into an amendment to the employment agreement with Mr. McFarland. The employment agreement, as amended, has a term which will be for the longer of (i) the one-year period commencing on April 7, 2017 or (ii) in the event of GenOn’s emergence from Chapter 11 bankruptcy proceedings, the expiration of the 90 trading days following the effective date of the plan of reorganization.

Pursuant to the original employment agreement, Mr. McFarland’s base salary was $700,000 per year. Mr. McFarland also had the opportunity to receive, at the sole discretion of the board of directors of GenOn, a discretionary cash bonus award equal to 125% of base salary and a long-term incentive award under an equity-based long term incentive plan equal to 125% of base salary. In 2017, Mr. McFarland was prepaid a lump sum cash amount of $2,450,000 representing $700,000 base salary, and an estimated value of the bonuses to be earned under the original employment agreement of $875,000 discretionary cash bonus and $875,000 long-term incentive award. Such lump sum cash payment was made to compensate Mr. McFarland for the equivalent of a market-based salary and incentive compensation, and was prepaid in order to facilitate payment without objection during the bankruptcy process.

Pursuant to his employment agreement, as amended, Mr. McFarland’s base salary is $2,450,000 per year. Mr. McFarland also has the opportunity to earn an incentive bonus under the Incentive Bonus Plan. The payment of base salary under the employment agreement, as amended, will not begin until Mr. McFarland has earned the prepaid $2,450,000 amount, so as to prevent double payment and ensuring that Mr. McFarland only receives compensation going forward from the point when he has worked a sufficient period of time to have been paid $2,450,000 million in compensation. As of December 31, 2017, GenOn reserved the right to implement a management incentive plan pursuant to the terms of Mr. McFarland’s employment agreement; however, it chose not to implement such a plan in 2017 to better focus management’s efforts on a successful restructuring process. As a result, Mr. McFarland’s advance payment of $2,450,000 was no longer subject to adjustment or clawback and the entire amount was considered base salary during 2017. Mr. McFarland received no incentive bonus under the Incentive Bonus Plan as there were no third-party sale transactions during 2017. See “Compensation Discussion and Analysis-Elements of Compensation-Incentive Compensation.”

Under the employment agreement, as amended, Mr. McFarland is required to protect the secrecy of the confidential information of GenOn and its direct and indirect subsidiaries. In the event that GenOn and Mr. McFarland mutually agree to extend the term of his employment agreement beyond December 31, 2018, the parties have agreed to negotiate in good faith the terms of commercially reasonable noncompetition restrictions by which Mr. McFarland will be bound. GenOn agreed to defend and indemnify Mr. McFarland for acts committed in the course and scope of his employment.

Jay A. Bys

In May 2017, GenOn entered into consulting agreement with Jay A. Bys, pursuant to which he serves as Chief Commercial Officer for GenOn. Mr. Bys provides services to GenOn as an independent contractor, not an employee. Mr. Bys performs work subject to the issuance of a purchase order submitted to GenOn. GenOn originally paid Mr. Bys $35,000 per month until October 24, 2017 when his monthly compensation was raised to $60,000 and paid in advance through April 23, 2018, pursuant to a new purchase order. GenOn reimburses Mr. Bys’ documented out-of-pocket expenses incurred in connection with his work. GenOn may terminate the consulting agreement at any time by providing written notification to Mr. Bys.

Scott E. Leonard

On May 19, 2017, GenOn entered into an employment agreement with Scott E. Leonard, pursuant to which he served as Head of Finance for GenOn, effective May 22, 2017. Mr. Leonard’s position was temporary, with an initial term of three months, followed by mutually agreed upon month by month extensions.

Pursuant to his employment agreement, Mr. Leonard’s monthly salary was $60,000 and GenOn reimburses Mr. Leonard for his expenses. GenOn agreed to defend and indemnify Mr. Leonard for acts committed in the course and scope of his employment.

On November 7, 2017, GenOn entered into an amended employment agreement with Mr. Leonard, pursuant to which he was appointed Executive Vice President and Chief Restructuring Officer for GenOn. Effective November 22, 2017, Mr. Leonard began receiving a bi-weekly salary of $34,615.38 ($900,000 annualized), starting with his December 8, 2017 paycheck.

Daniel D. McDevitt

On August 31, 2017, GenOn entered into an independent contractor agreement with Daniel D. McDevitt, pursuant to which he serves as General Counsel for GenOn. Mr. McDevitt provides services to GenOn as an independent contractor, not an employee, and GenOn or Mr. McDevitt may terminate the independent contractor agreement at any time by providing written notification to the other party.

Pursuant to his independent contractor agreement, GenOn pays Mr. McDevitt $18,000 on a monthly basis. GenOn also pays Mr. McDevitt $450 per hour for each hour he works over 40 hours in a given billing month. GenOn pays or reimburses Mr. McDevitt’s reasonable and customary travel expenses incurred for company business. GenOn may provide incentive compensation to Mr. McDevitt on such terms and conditions as determined by mutual agreement between Mr. McDevitt and GenOn’s chief executive officer.

GRANTS OF PLAN-BASED AWARDS

Neither GenOn nor GenOn Americas Generation granted any plan-based awards to the named executive officers during 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Neither GenOn nor GenOn Americas Generation had any outstanding equity awards with the named executive officers during 2017.

OPTION EXERCISES AND STOCK VESTED

None of the named executive officers of GenOn or GenOn Americas Generation exercised any option awards or had stock awards vest during 2017.

PENSION BENEFITS

Neither GenOn nor GenOn Americas Generation sponsor any pension plans in which the named executive officers participate.

NON-QUALIFIED DEFERRED COMPENSATION

Neither GenOn nor GenOn Americas Generation paid any non-qualified deferred compensation to the named executive officers in 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following narrative and table describes the potential payments or benefits upon termination, change in control or other post-employment scenarios for each of our named executive officers, assuming December 31, 2017 is the triggering event for each scenario.

Mark A. McFarland

Termination due to Death or Disability. If GenOn terminates Mr. McFarland’s employment due to Mr. McFarland’s death or disability, Mr. McFarland’s employment agreement, as amended, provides that GenOn will pay to Mr. McFarland, or his legal representatives or estate in event of death, (i) his base salary through the date of termination; (ii) accrued and unused vacation pay; (iii) any bonus due in accordance with the Incentive Bonus Plan; (iv) any amounts owing to Mr. McFarland for reimbursement of expenses properly incurred by him prior to the date of termination and which are reimbursable in accordance with his employment agreement; and (v) any other benefits or amounts due and owing to Mr. McFarland under the terms of any employee benefit plan, program or arrangement of GenOn (collectively, the “Accrued Benefits”).

Termination by GenOn for Cause or by Mr. McFarland without Good Reason. Mr. McFarland’s employment agreement, as amended, provides for the following payments and benefits upon termination by GenOn for “Cause” or by Mr. McFarland without “Good Reason.”
Under the agreement, “Cause” is defined as: (i) Mr. McFarland’s conviction of, or plea of nolo contendere to, a felony (other than in connection with a traffic violation) under any state or federal law; (ii) Mr. McFarland’s willful and continued failure to substantially perform his essential job functions after receipt of written notice from GenOn that specifically identifies the manner in which Mr. McFarland has substantially failed to perform his essential job functions and specifying the manner in which Mr. McFarland may substantially perform his essential job functions in the future; (iii) a material act of fraud or willful and material misconduct with respect, in each case, to GenOn, by Mr. McFarland; (iv) a willful and material breach of the “Confidentiality, Non-Disclosure and Non-Competition Agreement” provisions of the employment agreement; or (v) a willful and material violation of a material policy of GenOn. Mr. McFarland will not be terminated for “Cause” unless (A) written notice stating the basis for the termination is provided to Mr. McFarland, (B) as to clauses (ii), (iii), (iv) or (v), Mr. McFarland is given 30 days to cure the neglect or conduct that is the basis of such claim (it being understood that any errors in expense reimbursement may be cured by repayment), (C) if Mr. McFarland fails to cure such neglect or conduct, Mr. McFarland has an opportunity to be heard with counsel before the full board of directors prior to any vote regarding the existence of Cause and (D) there is a vote of a majority of the members of the board of directors to terminate Mr. McFarland for Cause.
The term “Good Reason” means, unless otherwise agreed to in writing by Mr. McFarland, (i) any diminution or adverse change in Mr. McFarland’s titles; (ii) reduction in Mr. McFarland’s base salary or any applicable target bonus opportunity; (iii) a requirement that Mr. McFarland report to someone other than the board of directors or the independent directors, as applicable; (iv) a material diminution in Mr. McFarland’s authority, responsibilities or duties or material interference with Mr. McFarland’s carrying out his duties; (v) the assignment of duties inconsistent with Mr. McFarland’s position or status with GenOn as of the effective date of the employment agreement; (vi) a relocation of Mr. McFarland’s primary place of employment to a location more than 50 miles further from his primary residence than the current location of GenOn’s offices; (vii) any other material breach of the terms of the employment agreement or any other material written agreement that breach is not cured within 30 days after Mr. McFarland’s delivery of a written notice of such breach to GenOn; or (viii) the failure of GenOn to obtain the assumption in writing of its obligations under the employment agreement by any successor to all or substantially all of the assets of GenOn within 15 days after a merger, consolidation, sale or similar transaction; provided that, notwithstanding anything to the contrary in the employment agreement, as amended, in no event will any diminution or adverse change in Mr. McFarland’s title(s) constitute “Good Reason.” In order to invoke a termination for Good Reason, Mr. McFarland must provide written notice to GenOn within 90 days of becoming aware of such event, GenOn must fail to cure such event within 30 days of such notice and Mr. McFarland must terminate his employment, if at all, within 60 days of the expiration of such cure period of any event of “Good Reason”.
If GenOn terminates Mr. McFarland’s employment for Cause or Mr. McFarland terminates his employment without Good Reason, (i) GenOn will pay to Mr. McFarland his Accrued Benefits, and (ii) Mr. McFarland will, no later than 30 days after the date of termination, pay to GenOn the excess, if any, of (A) $2,450,000 over (B) the amount of the net after-tax base salary earned by Mr. McFarland during his period of employment through the date of termination, assuming his base salary was paid in equal monthly installments over his employment period.
Termination by GenOn without Cause or by Mr. McFarland with Good Reason. If GenOn terminates Mr. McFarland’s employment for a reason other than for Cause or due to the Mr. McFarland’s death or disability or if Mr. McFarland terminates his employment with Good Reason (each, a “Qualifying Termination”), GenOn will pay Mr. McFarland his Accrued Benefits, and Mr. McFarland will not be required to repay any portion of the base salary or bonus under the Incentive Bonus Plan (together, the “Target Compensation”) previously paid to Mr. McFarland.

Termination Due to the Conclusion of the Employment Period. In the event Mr. McFarland’s period of employment is not renewed by GenOn and Mr. McFarland’s employment terminates as a result of the conclusion of the employment period, (i) GenOn will pay Mr. McFarland’s Accrued Benefits and (ii) such a termination of employment will be deemed to be a termination without Cause for purposes of the Incentive Bonus Plan.

Termination by GenOn or by Mr. McFarland Post-Emergence from Bankruptcy. During the period beginning at GenOn’s emergence from Chapter 11 bankruptcy proceedings and concluding on the expiration of the 90 trading days following the effective date of the plan of reorganization, GenOn may only terminate Mr. McFarland’s employment for Cause. During the same period, Mr. McFarland may terminate his employment for any reason (or no reason) or for Good Reason, provided that a change to Mr. McFarland’s title(s) during the period beginning at GenOn’s emergence from Chapter 11 bankruptcy proceedings and concluding on the expiration of the 90 trading days following the effective date of the plan of reorganization shall not constitute grounds supporting a termination by Mr. McFarland for Good Reason (including for purposes of the Incentive Bonus Plan).
In the event that Mr. McFarland terminates his employment with Good Reason during the 90 day period measured from GenOn’s emergence from Chapter 11 bankruptcy proceedings, Mr. McFarland’s base salary will include the amount of base salary he would have been entitled to receive through the 90 day anniversary of emergence; provided that, notwithstanding anything to the contrary in the employment agreement, as amended, in no event will any diminution or adverse change in Mr. McFarland’s title(s) constitute “Good Reason” for the purposes of the definition of “Accrued Benefits.”
Jay A. Bys

Termination by GenOn for Convenience. If after notice of determination, it is determined that Mr. Bys was not in default of the purchase order or if GenOn elects to excuse such default, GenOn’s sole obligation shall be to pay Mr. Bys all amounts due and not previously paid to him for work furnished in accordance with the purchase order. After receipt of a notice of termination, Mr. Bys shall submit to GenOn his statement of costs promptly, but in no event later than thirty (30) days from the effective date of termination, unless one or more extensions, in writing, are granted by GenOn.

Daniel D. McDevitt

Termination by GenOn or Mr. McDevitt for any Reason. GenOn or Mr. McDevitt may terminate the independent contractor agreement at any time by providing written notification to the other party. Within fifteen days of the date of a notice of termination, Mr. McDevitt will invoice GenOn for any overtime hours, if any, accrued as of the termination date and GenOn will pay Mr. McDevitt’s final invoice within 30 days after receipt.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

GenOn and GenOn Americas Generation would owe no potential payments or benefits to any of the named executive officer upon their termination, assuming a December 31, 2017 triggering event.

DIRECTOR COMPENSATION

The individuals who served as members of the board of directors of GenOn and the boards of managers of GenOn Americas Generation during 2017 are set forth in the table below.

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
GenOn
Frederic F. Brace	210,000 (1)	—(3)	210,000
John Chillemi (2)	—	—	—
Jonathan F. Foster	210,000 (1)	—(3)	210,000
Gaetan Frotte (2)	—	—	—
Judith Lagano (2)	—	— —	—
Glen E. Mackey (2)	—		—
Mark A. McFarland (2)	—	—	—
GenOn Americas Generation
John Chillemi (2)	—	—	—
Andrew C. Kidd	157,500 (1)	—(3)	157,500
Glen E. Mackey (2)	—	—	—

(1) The annual retainer for Messrs. Brace, Foster and Kidd is $210,000, payable quarterly and in advance for their services as members of the board of GenOn or GenOn Americas Generation, as applicable.
(2) Directors/Managers who are employed by GenOn or one of its affiliates, including NRG, do not receive compensation for their services as directors.
(3) The independent directors and managers of GenOn and GenOn Americas Generation, as applicable, are eligible to participate in the Incentive Bonus Plan. There were no awards granted under the Incentive Bonus Plan in 2017.

RELATIONSHIP OF COMPENSATION POLICIES AND PROGRAMS TO RISK MANAGEMENT
The Governance Committee has determined that there are no material risks arising from GenOn’s and GenOn Americas Generation’s compensation policies and practices that are reasonably likely to have a material adverse effect on them.

PAY RATIO
For 2017, the total compensation of Mark A. McFarland, our President and Chief Executive Officer of $2,469,059, as shown in the Summary Compensation Table, (CEO Compensation), was approximately 18 times the total compensation of a median employee, calculated in the same manner, of $138,652.

We calculated the ratio of the pay of the Chief Executive Officer to that of the median employee as permitted under SEC rules.  As of December 31, 2017, we and our consolidated subsidiaries had 1,339 employees in the United States. We identified our median employee using total taxable wages as reported on each employee’s Form W-2, as of December 31, 2017, for all individuals, other than our chief executive officer, who were employed by us on December 31, 2017 (whether employed on a full-time, part-time, or seasonal basis). We then identified a median employee from that group for purposes of preparing the ratio of chief executive officer pay to median employee pay. We then calculated the compensation for our median employee based upon the same components of compensation used to determine CEO Compensation. We believe that the ratio of CEO Compensation to that of the median employee is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

GOVERNANCE COMMITTEE OF GENON INTERLOCKS AND INSIDER PARTICIPATION

During 2017, Messrs. Brace and Foster served as the members of GenOn’s Governance Committee. No member of the Governance Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Governance Committee serves or served during 2017 as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Governance Committee.

GOVERNANCE COMMITTEE REPORT

The Governance Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-K. Based upon such review and discussion, the Governance Committee recommended to the respective board of directors and board of managers that the Compensation Discussion and Analysis section be included in this Form 10-K.

GenOn Governance Committee
Frederic F. Brace
Jonathan F. Foster

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
NRG is GenOn’s ultimate parent and indirectly owns 100% of the one share of GenOn common stock outstanding and 100% of the 1,000 membership units outstanding of GenOn Americas Generation. NRG’s address is 804 Carnegie Center, Princeton, New Jersey 08540.
None of GenOn’s or GenOn Americas Generation’s directors or executive officers beneficially owns securities of their respective companies.
CHANGES IN CONTROL
GenOn and GenOn Americas Generation are currently subsidiaries of NRG. Upon emergence from the Chapter 11 Cases, the companies will be standalone enterprises, to the extent that their assets are not completely sold through third party sales transactions as contemplated by the Plan.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH RELATED PERSONS
No director, manager or executive officer of GenOn or GenOn Americas Generation has had a direct or indirect interest in any transactions or potential transactions with GenOn, GenOn Americas Generation, or any subsidiary of either of them. Related party transactions with directors and executive officers are generally reviewed by GenOn’s board of directors or GenOn Americas Generation’s board of managers, although GenOn and GenOn Americas Generation have not historically had formal policies and procedures regarding the review and approval of related party transactions.
Services Agreement and Transition Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million. As described in Note 3, Chapter 11 Cases, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million. Beginning on June 14, 2017, and through December 2017, GenOn recorded costs related to these services of approximately $7 million per month.
In December 2017, in conjunction with the confirmation of the Plan, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG will continue to provide the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments, until June 30, 2018, which may be extended by GenOn through September 30, 2018. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld. For the years ended December 31, 2017, GenOn recorded costs related to these services of $130 million as general and administrative - affiliate.
Also in December 2017, GenOn received a $3.5 million credit for services provided under the transition services agreement and began recording costs related to shared services provided by NRG of approximately $7 million per month. NRG has also agreed to provide GenOn with a $28 million credit against amounts owed to NRG under the transition services agreement. As of June 30, 2017, GenOn recorded a receivable from NRG for this $28 million. Such amount was intended to reimburse GenOn for costs incurred in connection with the 2022 Notes that were not assumed. Accordingly, GenOn removed the previously deferred costs in the amount of $28 million and recorded a receivable from NRG for this amount. The receivable is reflected net in accounts payable - affiliate on the consolidated balance sheet as of December 31, 2017. In addition, the Restructuring Support Agreement provides that to the extent GenOn has paid for services during the bankruptcy proceedings and the aforementioned credit has not been applied in full, NRG shall, upon request by GenOn, reimburse such payments in cash up to the amount of any unused portion of the credit, subject to the terms and conditions of the transition services agreement.
Under the Services Agreement, NRG also provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable. For the year ended December 31, 2017, GenOn Americas Generation recorded costs related to these services of $68 million as general and administrative - affiliate.
On February 28, 2018, GenOn informed GenOn Mid-Atlantic and REMA that it does not intend to provide shared services to the respective entities beyond the summer of 2018.

Credit Agreement with NRG (GenOn)
GenOn and NRG Americas, Inc. are party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver. The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At December 31, 2017, $92 million of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $16 million was issued on behalf of GenOn Americas Generation as of December 31, 2017, which includes $1 million issued on behalf of GenOn Mid-Atlantic as of December 31, 2017. Additionally, as of December 31, 2017, there were $125 million loans outstanding under the Intercompany Revolver, which is recorded as current portion of long-term debt - affiliate on the balance sheet. Certain of GenOn’s subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. In addition, the Intercompany Revolver contains customary covenants and events of default. As of December 31, 2017, GenOn was in default under the Intercompany Revolver with NRG due to the filing of the Chapter 11 Cases.
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
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as note receivable-affiliate and accounts receivable-affiliate or note payable-affiliate and accounts payable-affiliate, as appropriate. The balances are due on demand and notes receivable-affiliate and notes payable-affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. These arrangements have continued in the normal course of business through the pendency of the Chapter 11 Cases. At December 31, 2017, GenOn Americas Generation had a net current note receivable-affiliate from GenOn Energy Holdings of $318 million related to its intercompany cash management program. For the year ended December 31, 2017, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at December 31, 2017, GenOn Americas Generation had an accounts receivable-affiliate of $46 million with GenOn Energy Holdings related to the intercompany cash management programs.
POLICY ON REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
The Governance Committee has adopted formal written policies and procedures for the review, approval or ratification of any related party transactions involving GenOn or GenOn Americas Generation and one of its executive officers or directors, among others. Such transactions must be pre-approved by the Governance Committee which may conduct such inquiries or investigations it deems necessary in its business judgment. The Governance Committee, at least annually, reviews and assesses ongoing relationships with related parties to determine whether an existing related party transaction should continue. Management updates the Governance Committee as to the status of all approved or ratified related party transactions, at least annually, at a regularly scheduled meeting of the Governance Committee.
DIRECTOR INDEPENDENCE
The board of directors of GenOn and board of managers of GenOn Americas Generation have adopted the definition of “independent director” as that term has been construed under Delaware law for determining the independence of its members. The board of directors of GenOn and board of managers of GenOn Americas Generation have affirmatively determined that Messrs. Brace and Foster and Mr. Kidd, respectively, are independent directors/managers under Delaware law. In making these determinations, the board of directors of GenOn and board of managers of GenOn Americas Generation reviewed information provided by the directors/managers and by GenOn and GenOn Americas Generation with regard to the directors’/manager’s business and personal activities as they relate to GenOn and its affiliates.

Item 14 — Principal Accounting Fees and Services (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
The following table presents fees for professional services rendered by KPMG LLP, the Registrants' principal independent registered public accounting firm, for the years ended December 31, 2017 and 2016.

	2017	2016
	(in thousands)
Audit Fees(a)	$2,164	$928

(a)
Includes fees and expenses related to the audits of the Registrants’ consolidated financial statements for 2017 and 2016. This category also includes the review of financial statements included in the Registrants’ Quarterly Reports on Form 10-Q for the applicable fiscal year, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

PART IV
Item 15 — Exhibits, Financial Statement Schedules (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
(a)(1) Financial Statements
The following consolidated financial statements of GenOn Energy, Inc., GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
GenOn Energy, Inc.
Consolidated Statements of Operations — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income/(Loss) — Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets — As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Stockholder's Equity — Years ended December 31, 2017, 2016 and 2015
GenOn Americas Generation, LLC
Consolidated Statements of Operations — Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets — As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Member’s Equity — Years ended December 31, 2017, 2016 and 2015
GenOn Mid-Atlantic, LLC
Consolidated Statements of Operations — Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets — As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016, and 2015
Consolidated Statement of Member’s Equity — Years ended December 31, 2017, 2016, and 2015
Combined Notes to Consolidated Financial Statements
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
(c) Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
GenOn Energy, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GenOn Energy, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income/(loss), stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Nature of Business, to the consolidated financial statements, GenOn Energy, Inc. (GenOn) and certain of its consolidated subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 14, 2017. On December 12, 2017, the Bankruptcy Court entered an order approving the Joint Chapter 11 Plan of Reorganization (the Plan). There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. The Company’s ability to continue as a going concern is dependent on the consummation of the Plan in a timely manner and its ability to achieve profitability following emergence from bankruptcy. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presentation of the statement of cash flows in 2017, 2016, and 2015 due to the adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Company’s auditor since 2002.
Philadelphia, Pennsylvania
March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Directors
GenOn Americas Generation, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules “Schedule I. Condensed Financial Information of Registrant” and “Schedule II. Valuation and Qualifying Accounts” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Nature of Business, to the consolidated financial statements, GenOn Energy, Inc. (the Company’s parent) and certain of its consolidated subsidiaries, including the Company, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 14, 2017. On December 12, 2017, the Bankruptcy Court entered an order approving the Joint Chapter 11 Plan of Reorganization (the Plan). There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. The Company’s ability to continue as a going concern is dependent on the consummation of the Plan in a timely manner and its ability to achieve profitability following emergence from bankruptcy. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presentation of the statement of cash flows in 2017, 2016, and 2015 due to the adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Directors
GenOn Mid-Atlantic, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule “Schedule II. Valuation and Qualifying Accounts” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Nature of Business, to the consolidated financial statements, GenOn Energy, Inc. (the Company’s indirect parent) and certain of its consolidated subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 14, 2017. On December 12, 2017, the Bankruptcy Court entered an order approving the Joint Chapter 11 Plan of Reorganization (the Plan). There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn Energy, Inc.’s ability to continue as a going concern is dependent on the consummation of the Plan in a timely manner and its ability to achieve profitability following emergence from bankruptcy. This factor raises substantial doubt about GenOn Energy, Inc.’s ability to continue as a going concern. The potential significant adverse impact of financial stresses at the Company’s indirect parent also raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
March 30, 2018

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$1,525	$1,851	$2,365
Operating revenues — affiliate	64	11	6
Total operating revenues	1,589	1,862	2,371
Operating Costs and Expenses
Cost of operations	878	1,066	1,537
Cost of operations — affiliate	297	213	242
Depreciation and amortization	168	195	215
Impairment losses	274	214	170
General and administrative	37	23	10
General and administrative — affiliate	130	185	184
Total operating costs and expenses	1,784	1,896	2,358
Gain on sale of assets	—	294	—
Operating (Loss)/Income	(195)	260	13
Other Income/(Expense)
Other income, net	11	8	6
Interest expense	(86)	(165)	(191)
Interest expense — affiliate	(11)	(11)	(11)
Gain on debt extinguishment	—	—	65
Other expense	(18)	—	—
Total other expense	(104)	(168)	(131)
(Loss)/Income Before Reorganization Items and Income Taxes	(299)	92	(118)
Reorganization items, net	11	—	—
(Loss)/Income Before Income Taxes	(288)	92	(118)
Income tax expense/(benefit)	7	11	(3)
Net (Loss)/Income	$(295)	$81	$(115)

See notes to consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Net (Loss)/Income	$(295)	$81	$(115)
Other Comprehensive Income/(Loss), net of reclassifications, net of tax of $0:
Defined benefit plans	17	(13)	(14)
Other Comprehensive Income/(Loss)	17	(13)	(14)
Comprehensive (Loss)/Income	$(278)	$68	$(129)

See notes to consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$837	$1,034
Restricted cash	1	—
Accounts receivable	122	109
Inventory	338	389
Derivative instruments	14	54
Derivative instruments — affiliate	1	54
Cash collateral posted in support of energy risk management activities	57	53
Cash collateral posted in support of energy risk management activities — affiliate	32	79
Prepaid rent and other current assets	152	128
Total current assets	1,554	1,900
Property, plant and equipment, net	2,217	2,543
Other Assets
Intangible assets, net	23	62
Derivative instruments	3	16
Derivative instruments — affiliate	1	—
Long-term deposits	130	—
Prepaid rent — non-current	341	245
Other non-current assets	135	94
Total other assets	633	417
Total Assets	$4,404	$4,860

See notes to consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2017	2016
	(In millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$704
Current portion of long-term debt — affiliate	125	—
Accounts payable	105	113
Accounts payable — affiliate	36	78
Derivative instruments	22	46
Derivative instruments — affiliate	7	59
Accrued payroll	42	49
Accrued taxes	24	44
Accrued expenses and other current liabilities	67	98
Total current liabilities	429	1,191
Liabilities Subject to Compromise	2,840	—
Other Liabilities
Long-term debt and capital leases	39	2,050
Postretirement and other benefit obligations	33	188
Derivative instruments	—	10
Derivative instruments — affiliate	3	7
Out-of-market contracts	734	811
Other non-current liabilities	251	263
Total non-current liabilities	1,060	3,329
Total Liabilities	4,329	4,520
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2017 and 2016	—	—
Additional paid-in capital	338	325
(Accumulated deficit)/retained earnings	(251)	44
Accumulated other comprehensive loss	(12)	(29)
Total Stockholder's Equity	75	340
Total Liabilities and Stockholder's Equity	$4,404	$4,860

See notes to consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(295)	$81	$(115)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	168	195	215
Amortization of debt premiums	(24)	(52)	(58)
Gain on debt extinguishment	—	—	(65)
Loss on financing arrangement for 2022 Notes	18	—	—
Non-cash adjustment to write-off unamortized debt premiums	(107)	—	—
Amortization of out-of-market contracts and emission allowances	(78)	(76)	(70)
Amortization of unearned equity compensation	—	—	2
Gain on sale of assets	—	(294)	—
Impairment losses	274	214	170
Changes in derivative instruments	15	136	180
Changes in collateral deposits supporting energy risk management activities	43	(135)	(13)
Proceeds from sale of emission allowances	—	36	—
Lower of cost or market inventory adjustments	26	—	19
Cash (used)/provided by changes in other working capital:
Accounts receivable	(13)	(5)	23
Inventory	13	63	33
Prepayments and other current assets	(7)	5	29
Accounts payable and accounts payable — affiliate	5	12	(38)
Accrued expenses and other current liabilities	22	(4)	20
Other assets and liabilities	(59)	(150)	(94)
Net Cash Provided by Operating Activities	1	26	238
Cash Flows from Investing Activities
Capital expenditures	(80)	(268)	(254)
Proceeds from sale of assets, net	—	563	—
Payment for purchase option	(15)	—	—
Other	—	2	(5)
Net Cash (Used)/Provided by Investing Activities	(95)	297	(259)
Cash Flows from Financing Activities
Payment for credit support	(130)	—	—
Payments for financing costs	(94)	—	—
Proceeds from draw on intercompany secured revolving credit facility	125	—	—
Proceeds from bond redemptions	—	—	43
Payments for current and long-term debt	(3)	(5)	(280)
Net Cash Used by Financing Activities	(102)	(5)	(237)
Net (Decrease)/Increase in Cash and Cash Equivalents and Funds Deposited by Counterparties	(196)	318	(258)
Cash and Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties at Beginning of Period	1,034	716	974
Cash and Cash Equivalents, Restricted Cash and Funds Deposited by Counterparties at End of Period	$838	$1,034	$716
Supplemental Disclosures
Interest paid, net of amount capitalized	$90	$216	$248
Income taxes (received)/paid, net	(2)	13	4
Non-Cash Investing and Financing Activities
Additions to fixed assets for accrued capital expenditures	$28	$40	$20
See notes to consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	(In millions)
Balances as of December 31, 2014	$—	$325	$78	$(2)	$401
Net loss	—	—	(115)	—	(115)
Other comprehensive loss	—	—	—	(14)	(14)
Balances as of December 31, 2015	—	325	(37)	(16)	272
Net income	—	—	81	—	81
Other comprehensive loss	—	—	—	(13)	(13)
Balances as of December 31, 2016	—	325	44	(29)	340
Net loss	—	—	(295)	—	(295)
Other comprehensive income	—	—	—	17	17
Contributions from NRG	—	13	—	—	13
Balances as of December 31, 2017	$—	$338	$(251)	$(12)	$75

See notes to consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$1,314	$1,684	$2,176
Operating revenues — affiliate	101	2	89
Total operating revenues	1,415	1,686	2,265
Operating Costs and Expenses
Cost of operations	468	608	840
Cost of operations — affiliate	783	790	1,120
Depreciation and amortization	71	78	74
Impairment losses	220	20	8
General and administrative	10	—	—
General and administrative — affiliate	68	90	81
Total operating costs and expenses	1,620	1,586	2,123
Gain/(loss) on sale of assets	—	77	—
Operating (Loss)/Income	(205)	177	142
Other Income/(Expense)
Other income, net	3	2	2
Interest expense	(24)	(51)	(64)
Interest expense — affiliate	(2)	(7)	(6)
Gain on debt extinguishment	—	—	42
Total other expense	(23)	(56)	(26)
(Loss)/Income Before Reorganization Items and Income Taxes	(228)	121	116
Reorganization items, net	41	—	—
(Loss)/Income Before Income Taxes	(187)	121	116
Income tax	—	—	—
Net (Loss)/Income	$(187)	$121	$116
See notes to consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$175	$471
Accounts receivable	107	85
Note receivable — affiliate	318	315
Inventory	211	245
Derivative instruments	14	54
Derivative instruments — affiliate	29	126
Cash collateral posted in support of energy risk management activities	54	51
Cash collateral posted in support of energy risk management activities — affiliate	32	79
Prepaid rent and other current assets	87	77
Total current assets	1,027	1,503
Property, plant and equipment, net	829	1,088
Other Assets
Intangible assets, net	23	62
Derivative instruments	3	16
Derivative instruments — affiliate	5	18
Long-term deposits	130	—
Prepaid rent — non-current	277	204
Other non-current assets	28	11
Total other assets	466	311
Total Assets	$2,322	$2,902
See notes to consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2017	2016
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$46	$61
Accounts payable — affiliate	3	116
Derivative instruments	22	46
Derivative instruments — affiliate	25	139
Accrued expenses and other current liabilities	43	94
Total current liabilities	139	456
Liabilities Subject to Compromise	721	—
Other Liabilities
Long-term debt	—	745
Derivative instruments	—	10
Derivative instruments — affiliate	7	22
Out-of-market contracts	464	492
Other non-current liabilities	125	124
Total non-current liabilities	596	1,393
Total Liabilities	1,456	1,849
Commitments and Contingencies
Member’s Equity
Member’s interest	866	1,053
Total Member’s Equity	866	1,053
Total Liabilities and Member’s Equity	$2,322	$2,902
See notes to Consolidated Financial Statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(187)	$121	$116
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	71	78	74
Amortization of debt premiums	(3)	(7)	(9)
Gain on debt extinguishment	—	—	(42)
Non-cash adjustment to write-off unamortized debt premiums	(47)	—	—
Amortization of out-of-market contracts and emission allowances	(28)	(27)	(27)
Gain on sale of assets	—	(77)	—
Changes in derivative instruments	—	180	122
Changes in collateral deposits supporting energy risk management activities	44	(142)	(13)
Impairment losses	220	20	8
Lower of cost or market inventory adjustments	20	—	17
Cash (used)/provided by changes in other working capital:
Accounts receivable	(22)	1	20
Inventory	10	41	12
Prepayments and other current assets	(10)	7	6
Accounts payable	(6)	8	—
Accounts payable - affiliate	(113)	7	86
Accrued expenses and other current liabilities	(36)	(4)	11
Other assets and liabilities	99	(69)	(36)
Net Cash Provided by Operating Activities	12	137	345
Cash Flows from Investing Activities
Capital expenditures	(34)	(55)	(74)
(Increase)/decrease in note receivable - affiliate	(3)	16	—
Proceeds from sale of assets, net	—	76	—
Net Cash (Used)/Provided by Investing Activities	(37)	37	(74)
Cash Flows from Financing Activities
Payment for amounts due to GenOn Energy, Inc.	(125)	—	—
Payment for credit support	(130)	—	—
Payments for financing costs	(16)	—	—
Proceeds from bond redemptions	—	—	29
Payments for current and long-term debt	—	—	(160)
Net Cash Used by Financing Activities	(271)	—	(131)
Net (Decrease)/Increase in Cash and Cash Equivalents and Funds Deposited by Counterparties	(296)	174	140
Cash and Cash Equivalents and Funds Deposited by Counterparties at Beginning of Period	471	297	157
Cash and Cash Equivalents and Funds Deposited by Counterparties at End of Period	$175	$471	$297
Supplemental Disclosures
Interest paid, net of amount capitalized	$29	$58	$76
Non-Cash Investing and Financing Activities
(Decreases)/additions to fixed assets for accrued capital expenditures	$(5)	$6	$7
See notes to consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

Total Member’s Equity
(In millions)
Balances as of December 31, 2014	$816
Net income	116
Balances as of December 31, 2015	932
Net income	121
Balances as of December 31, 2016	1,053
Net loss	(187)
Balances as of December 31, 2017	$866

See notes to consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating Revenues
Operating revenues	$1	$1	$11
Operating revenues — affiliate	458	711	845
Total operating revenues	459	712	856
Operating Costs and Expenses
Cost of operations	356	522	506
Cost of operations — affiliate	27	4	119
Depreciation and amortization	61	60	65
Impairment losses	220	—	—
General and administrative	10	—	—
General and administrative — affiliate	54	71	58
Total operating costs and expenses	728	657	748
Operating (Loss)/Income	(269)	55	108
Other Income/(Expense)
Other income, net	2	2	—
Interest expense	(1)	(1)	(1)
Interest expense — affiliate	(1)	(4)	(3)
Total other expense	—	(3)	(4)
(Loss)/Income Before Income Taxes	(269)	52	104
Income tax	—	—	—
Net (Loss)/Income	$(269)	$52	$104
See notes to consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$175	$471
Accounts receivable	1	8
Inventory	123	135
Derivative instruments — affiliate	4	44
Prepaid rent and other current assets	78	73
Total current assets	381	731
Property, plant and equipment, net	676	926
Other Assets
Intangible assets, net	10	10
Derivative instruments — affiliate	—	4
Long-term deposits	130	—
Prepaid rent — non-current	278	204
Total other assets	418	218
Total Assets	$1,475	$1,875
See notes to consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2017	2016
	(In millions)
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$21	$30
Accounts payable — affiliate	2	29
Derivative instruments — affiliate	9	44
Accrued taxes	13	32
Accrued environmental liabilities	8	32
Accrued expenses and other current liabilities	12	5
Total current liabilities	65	172
Other Liabilities
Derivative instruments — affiliate	—	2
Out-of-market contracts	464	492
Other non-current liabilities	65	59
Total non-current liabilities	529	553
Total Liabilities	594	725
Commitments and Contingencies
Member’s Equity
Member’s interest	881	1,150
Total Member’s Equity	881	1,150
Total Liabilities and Member’s Equity	$1,475	$1,875
See notes to Consolidated Financial Statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(269)	$52	$104
Adjustments to reconcile net (loss)/income to net cash (used)/provided by operating activities:
Depreciation and amortization	61	60	65
Amortization of out-of-market contracts and emission allowances	(28)	(28)	(27)
Impairment losses	220	—	—
Changes in derivative instruments	7	155	75
Lower of cost or market inventory adjustments	4	—	6
Cash provided/(used) by changes in other working capital:
Accounts receivable	7	(6)	8
Inventory	4	37	(12)
Prepayments and other current assets	(5)	6	2
Accounts payable	(4)	3	—
Accounts payable - affiliate	(27)	21	(6)
Accrued expenses and other current liabilities	(36)	(6)	22
Other assets and liabilities	58	(73)	(51)
Net Cash (Used)/Provided by Operating Activities	(8)	221	186
Cash Flows from Investing Activities
Capital expenditures	(32)	(49)	(39)
Net Cash Used by Investing Activities	(32)	(49)	(39)
Cash Flows from Financing Activities
Payment for amounts due to GenOn Energy, Inc.	(125)	—	—
Payment for credit support	(130)	—	—
Payments for deferred financing costs	(1)	—	—
Payments for current and long-term debt	—	—	(5)
Net Cash Used by Financing Activities	(256)	—	(5)
Net (Decrease)/Increase in Cash and Cash Equivalents	(296)	172	142
Cash and Cash Equivalents at Beginning of Period	471	299	157
Cash and Cash Equivalents at End of Period	$175	$471	$299
Non-Cash Investing and Financing Activities
(Decreases)/addition to fixed assets for accrued capital expenditures	$(5)	$5	$(6)
See notes to consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

Total Member’s Equity
(In millions)
Balances as of December 31, 2014	$994
Net income	104
Balances as of December 31, 2015	1,098
Net income	52
Balances as of December 31, 2016	1,150
Net loss	(269)
Balances as of December 31, 2017	$881

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
GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly owned subsidiary of NRG North America and an indirect wholly owned subsidiary of GenOn Americas Generation. The following illustrates the ownership structure of the Registrants, excluding any intermediary subsidiaries, as of December 31, 2017:
GenOn's generation facilities consist of baseload, intermediate and peaking power generation facilities. The following table summarizes the generation portfolio by Registrant as of December 31, 2017:

	(In MW)
Generation Type	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Natural gas	9,348	3,011	1,864
Coal	4,199	2,433	2,433
Oil	1,847	1,434	308
Total generation capacity	15,394	6,878	4,605
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
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances and releases, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, the resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.
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
As described above and in Note 3, Chapter 11 Cases, the GenOn Entities submitted the Plan in connection with the Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the consummation of the Plan in a timely manner and GenOn's and GenOn Americas Generation's ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's owner lessors alleging the existence of certain lease events of default as further described in Note 10, Debt and Capital Leases, has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.

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

Capitalized Interest
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amounts of interest capitalized were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
GenOn	$2	$13	$5
GenOn Americas Generation	2	3	2
GenOn Mid-Atlantic	2	3	1
When a project is available for operations, capitalized interest is reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
Intangible Assets
Intangible assets represent contractual rights held by the Registrants. The Registrants recognize specifically identifiable intangible assets when specific rights and contracts are acquired. As of December 31, 2017 and 2016, the Registrants' intangible assets are primarily comprised of SO2 emission allowances and CO2 emission credits held for compliance with RGGI that are held-for-use and are amortized to cost of operations based on straight line or units of production basis. The following table presents the Registrants’ amortization of intangible assets for each of the past three years:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
GenOn	$24	$48	$39
GenOn Americas Generation	21	45	32
GenOn Mid-Atlantic	17	39	27
The following table presents estimated amortization of the Registrants’ intangible assets for each of the next five years:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
(In millions)
2018	$13	$13	$—
2019	—	—	—
2020	—	—	—
2021	—	—	—
2022	—	—	—

The following table presents the accumulated amortization included in intangible assets, net, for each of the Registrants as of December 31, 2017 and 2016:

	Intangible assets Accumulated amortization
	December 31, 2017	December 31, 2016
	(In millions)
GenOn	$70	$87
GenOn Americas Generation	69	87
GenOn Mid-Atlantic	33	29
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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
GenOn	$77	$83	$79
GenOn Americas Generation	28	28	28
GenOn Mid-Atlantic	28	28	28
The following table summarizes the estimated amortization related to the Registrants’ out-of-market contracts:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
2018	$71	$28	$28
2019	68	28	28
2020	68	28	28
2021	65	28	28
2022	62	28	28
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

GenOn reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between its financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in GenOn's consolidated balance sheets. GenOn measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. In arriving at this conclusion to utilize projections of future profit before tax in GenOn's estimate of future taxable income, including the potential impact of the Tax Act legislation, GenOn considered the profit before tax generated in recent years. While GenOn has not yet completed its assessment of the effects of the Tax Act, reasonable estimates for the impacts of the key items specified above could be determined and therefore, GenOn reported provisional amounts for these items. A valuation allowance is recorded to reduce GenOn's net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
The Registrants generated more than 10% of their respective consolidated revenues from the following customers for the years ended December 31, 2017, and 2016:

	2017			2016
Customer	GenOn (%)	GenOn Americas Generation (%)	GenOn Mid-Atlantic (%)	GenOn (%)	GenOn Americas Generation (%)	GenOn Mid-Atlantic (%)
PJM	64%	26%	82%	51%	21%	50%
JP Morgan (a)	n/a	n/a	n/a	21%	19%	40%

(a)	Customer did not constitute more than 10% of the Registrants' respective consolidated revenues for the year ended December 31, 2017.
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
Recent Accounting Developments — Guidance Adopted in 2017 (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. The amendments of ASU No. 2017-12 were issued to simplify the application of hedge accounting guidance and more closely align financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The Registrants adopted this standard during the fourth quarter of 2017, and the adoption of this standard did not have an impact on the Registrants' results of operations, cash flows, or financial position.
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. For GenOn and GenOn Americas Generation, this includes amounts classified as funds deposited by counterparties. The Registrants adopted the guidance in ASU No. 2016-18 during the second quarter of 2017. In connection with the adoption of the standard, the Registrants have applied the guidance retrospectively which resulted in a decrease of the cash flows provided by operating activities of $51 million and $3 million for the years ended December 31, 2016 and 2015, respectively, for both GenOn and GenOn Americas Generation. The adoption of ASU No. 2016-18 did not have an impact to GenOn Mid-Atlantic's statement of cash flows.

ASU 2016-16 — In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, or ASU No. 2016-16.  The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting.  The amendments of ASU No. 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements.  The Registrants adopted the standard effective January 1, 2017, and the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The Registrants adopted the standard effective January 1, 2017, and the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
ASU 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01. The amendments of ASU No. 2016-01 eliminate available-for-sale classification of equity investments and require that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be generally measured at fair value with changes in fair value recognized in net income.  Further, the amendments require that financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset.  The Registrants adopted the standard effective January 1, 2017, and the adoption of this standard did not impact the Registrants' results of operations, cash flows or financial position.
Recent Accounting Developments — Guidance Not Yet Adopted (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement.  The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit costs in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period.  The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit costs is eligible for capitalization. The Registrants adopted the amendments of ASU No. 2017-07 effective January 1, 2018. The adoption will not have a material impact on the Registrants' results of operations, cash flows and statement of financial position.
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Registrants will adopt the standard effective January 1, 2019 and expect to elect certain of the practical expedients permitted, including the expedient that permits the Registrants to retain its existing lease assessment and classification. The Registrants are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Registrants are currently evaluating the impact the new guidance will have on their financial position and results of operations, the Registrants expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Registrants' review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Registrants believe the adoption of Topic 842 will have a material impact on their financial statements. The Registrants are continuing to monitor potential changes to Topic 842 that have been proposed by the FASB and will assess any necessary changes to the implementation process as the guidance is updated.

ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers. The Registrants have elected the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The Registrants adopted the standard on January 1, 2018 with no impact to the Registrants' financial statements upon adoption.
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
On June 29, 2017, the GenOn Entities filed the Plan and the Disclosure Statement with the Bankruptcy Court consistent with the Restructuring Support Agreement. On September 18, 2017 and October 2, 2017, the GenOn Entities filed amendments to the Plan and Disclosure Statement, which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the Plan, as amended, and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing. On or about October 6, 2017, the Debtors commenced solicitation of the Plan.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation's Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders agreed to extend the milestones in the Restructuring Support Agreement, by which the Plan must become effective, or the Effective Date. Specifically, the Consent Agreement extends the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending, or the Extended Effective Dates.
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances and releases, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, the resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.
GenMA Settlement
The Bankruptcy Court order confirming the Plan also approved the settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders, or the GenMA Settlement, and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The GenMA Settlement remains subject to definitive documentation.

Certain terms of the compromise as reached by the GenMA Settlement parties are as follows, as qualified by the full settlement framework on file with the Bankruptcy Court:

•	settlement of all pending litigation and objections to the Plan (including with respect to releases and feasibility);

•	GenOn will provide a $55.0 million one-year 15% senior secured bridge facility;

•
cash redemption or purchase of certain outstanding lessor notes/pass-through certificates, funded by (i) GenOn Mid-Atlantic cash on hand; (ii) proceeds from a J.P. Morgan letter of credit draw; (iii) the $55.0 million bridge facility provided by GenOn; (iv) a $20.0 million cash contribution by GenOn; and (v) proceeds from the Natixis letter of credit facility;

•	the option to defer certain equity rent and shared services to support GenOn Mid-Atlantic’s liquidity;

•	GenOn and NRG will provide $57.5 million of new qualifying credit support to GenOn Mid-Atlantic, consisting of:

•	$20.0 million cash contribution by GenOn; and

•	$37.5 million in letters of credit from NRG.

•
GenOn will retain $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic and all proceeds of NRG’s settlement payment of approximately $261.3 million to GenOn to fully settle the disputes existing between such parties and their respective affiliates (subject to setoff of approximately $125.0 million in NRG claims against GenOn under the parties’ Intercompany Revolver);

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs (as defined in the Plan).
The terms of the GenMA Settlement are subject to further negotiations between the parties and the consummation of the GenMA Settlement on any terms is subject to certain conditions and may not be consummated on the terms as currently contemplated or at all. To the extent the GenMA Settlement is not consummated, GenOn Mid-Atlantic will retain the right to opt out of the releases given to each other releasing party prior to the Effective Date.
Restructuring Support Agreement
Prior to filing the Chapter 11 Cases, the GenOn Entities entered into the Restructuring Support Agreement on June 12, 2017 that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. Certain principal terms of the Restructuring Support Agreement were documented in various support agreements, including a transition services agreement, entered into by GenOn and NRG and approved by the Bankruptcy Court pursuant to an order of confirmation, and are detailed below:

1)
The dismissal of litigation and full releases from GenOn and GenOn Americas Generation in favor of NRG upon the earlier of the consummation of the GenOn Entities' plan of reorganization or the Settlement Agreement; a condition precedent to the consummation of the Settlement Agreement is a full release or indemnification in favor of NRG from any claims of GenOn Mid-Atlantic and REMA.

2)
GenOn will receive cash consideration from NRG of $261.3 million pursuant to a settlement executed in connection with the Plan, which will be received in cash less any amounts owed to NRG under the intercompany secured revolving credit facility, or the Intercompany Revolver. As of December 31, 2017, GenOn owed NRG approximately $125 million under the Intercompany Revolver. See Note 14, Related Party Transactions, for further discussion of the Intercompany Revolver.

3)
NRG will consent to the cancellation of its interests in the equity of GenOn and be entitled to a worthless stock deduction, as further described in the tax matters agreement. The equity interests in the reorganized GenOn will be issued to the holders of the GenOn Senior Notes along with a cash payment from NRG equal to approximately $75 million, which is included in the $261.3 million mentioned above, and, subject to certain eligibility restrictions, rights to participate pro rata in a new secured notes offering, as further described below.

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017 and was reflected as a capital contribution to GenOn. NRG will also pay (or reimburse to GenOn) the 2018 pension contributions for GenOn employees. GenOn’s pension liability as of December 31, 2017 was approximately $92 million. NRG will also retain the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million.

5)
The shared services agreement between GenOn and NRG was terminated and replaced as of the plan confirmation date with a transition services agreement at an annualized rate of $84 million, subject to certain credits and adjustments. See Note 14, Related Party Transactions, for further discussion of the Services Agreement.

6)
GenOn will receive a credit of approximately $28 million from NRG to apply against amounts owed under the transition services agreement. Any unused amount can be paid in cash at GenOn's request. The credit is specifically equal to the amount of the 4% aggregate principal amount of the new senior secured first lien notes due 2022, or the 2022 Notes, plus accrued interest from the date of entry into the escrow agreement entered into in connection with the 2022 Notes and is intended to reimburse GenOn for its payment of such amount, as described below.

7)
NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. GenOn can no longer utilize the Intercompany Revolver and, on July 27, 2017, the letter of credit facility was terminated, as GenOn had obtained a separate letter of credit facility with a third party financial institution. See Note 14, Related Party Transactions, for further discussion of the Intercompany Revolver and the letter of credit facility and Note 10, Debt and Capital Leases, for the letter of credit facility obtained in July 2017.

8)
Certain holders of the Senior Notes, known as the Backstop Parties, have executed a letter of commitment, or the Backstop Commitment Letter, pursuant to which the Backstop Parties committed to backstop the exit financing obtained by GenOn to facilitate the payment of the obligations under the Plan and other working capital needs of the GenOn Entities upon their emergence from Chapter 11. The Backstop Commitment Letter expired in accordance with its terms on November 17, 2017.

9)
GenOn and NRG have agreed to cooperate in good faith to maximize the value of certain development projects. Pursuant to this, GenOn made a one-time payment in the amount of $15 million to NRG in December 2017 as compensation for a purchase option with respect to the Canal 3 project.

In addition to the Restructuring Support Agreement, GenOn entered into additional support and other agreements including a transition services agreement, a cooperation agreement and a tax matters agreement, which were approved by the Bankruptcy Court pursuant to an order of confirmation.
The filing of the Chapter 11 Cases automatically stayed most actions against the GenOn Entities pursuant to Section 362(a) of the Bankruptcy Code. Absent an order from the Bankruptcy Court, the GenOn Entities' pre-petition liabilities are subject to discharge under the Plan.
The GenOn Entities have filed certain motions with the Bankruptcy Court that have been approved in connection with the confirmation of the Plan. The GenOn Entities expect to operate in the normal course of business throughout the reorganization process. The GenOn Entities have continued to make payments to certain vendors with respect to pre-petition liabilities as permitted by the Bankruptcy Court order, and vendors have been paid for goods and services provided after the Petition Date in the ordinary course of business.
GenOn Debt
As of December 31, 2017, the Intercompany Revolver, GenOn Senior Notes, and GenOn Americas Generation Senior Notes totaled approximately $2.6 billion. The filing of the Chapter 11 Cases constitutes an event of default under the following debt instruments, or collectively, the Debt Documents:

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
The Debt Documents set forth in 1-4 above provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder was immediately due and payable. The Debt Documents set forth in 5-6 above provide that as a result of the commencement of the Chapter 11 Cases the applicable indenture trustee or certain holders of the notes may declare the principal and accrued interest due thereunder to be immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases, and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 10, Debt and Capital Leases and Note 15, Commitments and Contingencies.
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.

2022 Notes
On May 8, 2017, a remote special purpose limited liability company issued $550 million in principal amount of notes that bore interest at a rate of 10.5% with a maturity date of June 1, 2022. The proceeds were deposited into a separate and independently maintained escrow account along with 4% of the principal amount and accrued interest from May 8, 2017 through June 15, 2017 totaling $28 million. If certain conditions were satisfied, GenOn was expected to merge with the remote special purpose limited liability company and assume the obligation for the 2022 Notes, which were to be secured by certain of GenOn’s and its subsidiaries' assets. Based on the terms of the underlying transaction documents governing the 2022 Notes, on June 14, 2017, when GenOn filed the Chapter 11 Cases, the funds held in the escrow account were released to the holders of the 2022 Notes, which were simultaneously redeemed. In connection with the escrow release, GenOn expensed $18 million in fees incurred in connection with the 2022 Notes offering in other expense. These fees, along with the $28 million that will be reimbursed by NRG, as further described in Note 14, Related Party Transactions, for total of $46 million, are reflected as financing costs in the statement of cash flows.
Backstop Fee
The Restructuring Support Agreement also contemplates $900 million in aggregate principal amount of exit financing sought by GenOn primarily to refinance existing indebtedness and pay distributions under the Plan. Consistent with the terms of the Backstop Commitment Letter, GenOn paid $45 million in total (5% of the principal amount of the exit financing), or the Backstop Fee, to certain holders of notes issued by GenOn and GenOn Americas Generation, or the Backstop Parties, in exchange for the Backstop Parties’ joint commitment to fully subscribe the exit financing in the event that certain other parties do not fund the full commitments of the exit financing. On October 2, 2017, the GenOn Entities amended the backstop commitment letter to, among other things, remove the requirement to conduct a rights offering. The Backstop Commitment Letter expired in accordance with its terms on November 17, 2017.
The Backstop Fee was considered earned by the Backstop Parties and was paid on June 13, 2017. This payment is effectively a discount (a reduction of the proceeds to be received by GenOn from the noteholders) and is reported in other non-current assets on GenOn’s consolidated balance sheet as of December 31, 2017. When the financing is in effect, it will be reported as a direct reduction from the carrying amount of the debt and amortized over the five-year term as interest expense. The Backstop Fee is reflected as financing costs in the statement of cash flows.
Accounting for Reorganization
As a result of the Chapter 11 Cases, realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The consolidated financial statements for GenOn and GenOn Americas Generation were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.

Liabilities Subject to Compromise
GenOn's and GenOn Americas Generation's condensed consolidated balance sheets as of December 31, 2017 include amounts classified as liabilities subject to compromise which include prepetition liabilities that were allowed or that are estimated would be allowed as claims in its Chapter 11 proceedings. If there is uncertainty about whether a claim will be impaired under the Plan, the entire amount of the claim is included in liabilities subject to compromise. The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheets of GenOn and GenOn Americas Generation:

	As of December 31, 2017
	GenOn	GenOn Americas Generation
	(In millions)
Accounts payable and accrued expenses	$41	$9
Long-term debt, including current portion	2,615	695
Accrued interest	56	10
Pension and postretirement liabilities	117	—
Other	11	7
	$2,840	$721
Interest Expense
GenOn and GenOn Americas Generation will not pay interest expense during bankruptcy and it is not expected to be an allowable claim. Therefore, GenOn and GenOn Americas Generation did not record interest on the GenOn Senior Notes or the GenOn Americas Generation Senior Notes in the amount of $90 million and $33 million, respectively, for the period from June 14, 2017 through December 31, 2017.
Reorganization Items
Reorganization items represent costs and income directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn and GenOn Americas Generation:

	Year ended December 31, 2017
	GenOn	GenOn Americas Generation
	(In millions)
Legal and other professional advisory fees	$(92)	$(2)
Write-off of debt premiums and credit reserves	103	43
	$11	$41
During the year ended December 31, 2017, $58 million of cash payments were made by GenOn for reorganization items, of which $1 million were made by GenOn Americas Generation.
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

2016 Dispositions
Potrero Disposition (GenOn and GenOn Americas Generation)
On September 26, 2016, NRG Potrero LLC, or Potrero, an indirect wholly owned subsidiary of GenOn Americas Generation, completed the sale of real property at the Potrero generation station located in San Francisco, CA to California Barrel Company, LLC for total consideration of $86 million comprised of $74 million of cash received, which is net of $8 million of closing costs and $4 million to be held in escrow in order to cover post closing obligations. The sale resulted in a gain of approximately $74 million recognized within GenOn Americas Generation's consolidated results of operations during the third quarter of 2016.
In October 2016, in connection with the completion of the Potrero real property disposition, Potrero received $16 million from GenOn Energy Holdings for the settlement of a note receivable which reduced the outstanding note receivable — affiliate balance to $315 million as of December 31, 2016. Refer to Note 14, Related Party Transactions — Intercompany Cash Management Program for further discussion of the note receivable — affiliate.
Aurora Disposition (GenOn)
On May 12, 2016, GenOn entered into an agreement with RA Generation, LLC to sell the Aurora generation station, or Aurora, for cash consideration of $365 million, subject to adjustments for working capital and the results of the PJM 2019/2020 Base Residual Auction. Aurora is an 878 MW natural gas facility located in Aurora, Illinois. On July 12, 2016, GenOn completed the sale of Aurora for cash proceeds of $369 million, including $4 million in adjustments primarily for the PJM base residual auction results and estimated working capital, which is subject to further adjustment. The sale resulted in a gain of approximately $188 million recognized within GenOn's consolidated results of operations during the third quarter of 2016. In connection with the sale, GenOn issued a guaranty to RA Generation, LLC for the payment of certain indemnified costs under the purchase agreement limited to $365 million, which is reduced to $183 million on January 1, 2018 and then to $91 million beginning January 1, 2019 and will terminate upon the third anniversary of the sale.
Seward Disposition (GenOn)
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell 100% of its interest in the Seward generation station, for cash consideration of $75 million. Seward owns a 525 MW coal-fired facility in Pennsylvania. The transaction triggered an impairment indicator as the sale price was less than the carrying amount of the assets and, as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sale price. GenOn recorded an impairment loss of $134 million in its consolidated results of operations for the year ended December 31, 2015, to reduce the carrying amount of the assets held for sale to the fair market value. For further discussion on this impairment, refer to Note 9 — Impairments. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million excluding $3 million of cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments, of which $1 million has been received as of December 31, 2017, and $2.5 million in payments contingent upon certain environmental requirements being imposed by August 2017, which was collected in September 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition (GenOn)
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP and Shelby County Energy Center, LLC to sell 100% of its interest in the Shelby generation station, for cash consideration of $46 million. Shelby owns a 352 MW natural gas-fired facility located in Illinois. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million which resulted in a gain of $29 million recognized within GenOn's consolidated results of operations during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights as part of the agreement of which $8 million had been received as of December 31, 2016 and the remaining $2 million was collected in 2017.
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
As a result of the GenOn Entities filing for relief under Chapter 11, as further described in Note 3, Chapter 11 Cases, GenOn's and GenOn Americas Generation's long-term debt, including current portion, are classified as liabilities subject to compromise as of December 31, 2017.
The estimated carrying values and fair values of GenOn and GenOn Americas Generation’s long-term debt, including current portion, are as follows:
GenOn

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$39	$39	$2,752	$1,946
The fair value of long and short-term debt was estimated using reported market prices for instruments that are publicly traded and was classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded debt was based on the income approach valuation technique using current interest rates for similar instruments with equivalent credit quality and was classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$—	$39	$1,850	$96
The carrying amount and fair value of the current portion of long-term debt — affiliate is $125 million as of December 31, 2017, and is classified as Level 3 within the fair value hierarchy.

GenOn Americas Generation

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion	$—	$—	$745	$570
The fair value of long and short-term debt was estimated using reported market prices for instruments that are publicly traded and is classified as Level 2 within the fair value hierarchy.
Fair Value Accounting under ASC 820
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to access as of the measurement date. The Registrants’ financial assets and liabilities utilizing Level 1 inputs include interest-bearing funds.

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

Recurring Fair Value Measurements
Derivative assets and liabilities and Rabbi Trust investments are carried at fair market value.
GenOn
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2017
	Fair Value
	Level 1(a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$17	$2	$19
Derivative liabilities:
Commodity contracts	$—	$29	$3	$32
Other assets (b)	$8	$—	$—	$8
(a)    There were no transfers during the year ended December 31, 2017 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2016
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$122	$2	$124
Derivative liabilities:
Commodity contracts	$—	$119	$3	$122
Other assets (b)	$10	$—	$—	$10
(a)    There were no transfers during the year ended December 31, 2016 between Levels 1 and 2.

(b)	Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for some key and highly compensated employees.

The following table reconciles the beginning and ending balances for derivatives that are recognized at fair value in GenOn’s consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$(1)	$(12)
Total gains (realized/unrealized) included in earnings	—	11
Purchases	—	(1)
Transfers out of Level 3 (b)	—	1
Balance as of end of period	$(1)	$(1)
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held at end of period	$—	$(1)

(a)	Consists of derivatives assets and liabilities, net.
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
GenOn Americas Generation
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2017
	Fair Value
	Level 2	Level 3	Total

Derivative assets:
Commodity contracts	$47	$4	$51
Derivative liabilities:
Commodity contracts	$49	$5	$54
There were no assets or liabilities classified as Level 1 as of December 31, 2017. There were no transfers between Levels 1 and 2 during the year ended December 31, 2017.

	As of December 31, 2016
	Fair Value
	Level 2	Level 3	Total

Derivative assets:
Commodity contracts	$209	$5	$214
Derivative liabilities:
Commodity contracts	$212	$5	$217
There were no assets or liabilities classified as Level 1 as of December 31, 2016. There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$—	$1
Total losses (realized/unrealized) included in earnings	(1)	(1)
Balance as of end of period	$(1)	$—

(a)	Consists of derivatives assets and liabilities, net.
There were no gains or losses for the years ended December 31, 2017 and 2016 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.
GenOn Mid-Atlantic
The following tables present assets and liabilities (including amounts with affiliates) measured and recorded at fair value on GenOn Mid-Atlantic's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2017
	Fair Value
	Level 2	Level 3	Total

Derivative assets:
Commodity contracts	$4	$—	$4
Derivative liabilities:
Commodity contracts	$8	$1	$9
There were no assets or liabilities classified as Level 1 as of December 31, 2017. There were no transfers between Levels 1 and 2 during the year ended December 31, 2017.

	As of December 31, 2016
	Fair Value
	Level 2	Level 3	Total

Derivative assets:
Commodity contracts	$47	$1	$48
Derivative liabilities:
Commodity contracts	$45	$1	$46
There were no assets or liabilities classified as Level 1 as of December 31, 2016. There were no transfers between Levels 1 and 2 during the year ended December 31, 2016.

The following table reconciles the beginning and ending balances for GenOn Mid-Atlantic's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Derivatives (a)
	(In millions)
Balance as of beginning of period	$—	$2
Total losses (realized/unrealized) included in earnings	(1)	(2)
Balance as of end of period	$(1)	$—
(a)    Consists of derivatives assets and liabilities, net.
There were no gains or losses for the years ended December 31, 2017 and 2016 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.

Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of the Registrants’ contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants’ contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of the Registrants’ markets, quotes are from multiple sources. To the extent that the Registrants receive multiple quotes, prices reflect the average of the bid-ask mid-point prices obtained from all sources that the Registrants believe provide the most liquid market for the commodity. If the Registrants receive one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Registrants’ derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Registrants believe such price quotes are executable. The Registrants do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and extrapolation of observable market data with similar characteristics. As of December 31, 2017, contracts valued with prices provided by models and other valuation techniques make up 11% of GenOn's derivative assets and 9% of GenOn's derivative liabilities, 8% of GenOn Americas Generation’s derivative assets and 9% of GenOn Americas Generation's derivative liabilities and 0% of GenOn Mid-Atlantic’s derivative assets and 11% of GenOn Mid-Atlantic's derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of December 31, 2017 and 2016:
GenOn

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per ton)	$46	$49	$47
FTRs	1	3	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$2	$3

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	—	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$2	$3
GenOn Americas Generation

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$1	Discounted Cash Flow	Forward Market Price (per ton)	$46	$49	$47
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$4	$5

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
Coal Contracts	1	1	Discounted Cash Flow	Forward Market Price (per ton)	42	51	45
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(2)	3	—
	$5	$5
GenOn Mid-Atlantic

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
FTRs	$—	$1	Discounted Cash Flow	Auction Prices (per MWh)	$—	$—	$—
	$—	$1

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per MWh)	$29	$59	$43
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	—	1	—
	$1	$1
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2017 and 2016:

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

	As of December 31,
	2017	2016
	(In millions)
GenOn	$—	$1
GenOn Americas Generation	—	1
There were no non-performance/credit reserves for GenOn Mid-Atlantic as of December 31, 2017 and 2016.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2017, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts the Registrants hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of December 31, 2017, GenOn recorded $89 million of cash collateral posted, which includes $32 million of collateral posted to NRG, and $57 million posted to other counterparties. As of December 31, 2017, GenOn Americas Generation recorded $86 million of cash collateral posted, which includes $32 million of collateral posted to NRG, and $54 million of collateral posted to other counterparties. As of December 31, 2017, GenOn Mid-Atlantic had no outstanding cash collateral posted or received on its balance sheet.
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
As of December 31, 2017, counterparty credit exposure to a significant portion of GenOn’s counterparties was $35 million and GenOn held no collateral against those positions, resulting in a net exposure of $35 million. Approximately 77% of GenOn's exposure before collateral is expected to roll off by the end of 2019. GenOn Americas Generation’s counterparty credit exposure to a significant portion of counterparties was $28 million and GenOn Americas Generation held no collateral against those positions, resulting in a net exposure of $28 million. Approximately 100% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2019. As of December 31, 2017, GenOn Mid-Atlantic had no counterparty credit exposure.

The following tables highlight the counterparty credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2017, the exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Utilities, energy merchants, marketers and other	100%	100%	—%
Total	100%	100%	—%

Category	Net Exposure (a) (b) (% of Total)
	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
Investment grade	78%	73%	—%
Non-Investment grade/Non-Rated	22%	27%	—%
Total	100%	100%	—%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.

The Registrants have counterparty credit risk exposure to certain counterparties representing more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $22 million, $21 million, and zero for GenOn, GenOn Americas Generation and GenOn Mid-Atlantic, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
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
GenOn
As of December 31, 2017, GenOn’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn’s generation assets through 2018.
Also, as of December 31, 2017, GenOn had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2029; and

•	Coal transportation contracts through 2018.
GenOn Americas Generation
As of December 31, 2017, GenOn Americas Generation’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Americas Generation’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Americas Generation’s generation assets through 2018.

Also, as of December 31, 2017, GenOn Americas Generation had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Power transmission contracts through 2019;

•	Natural gas transportation contracts and storage agreements through 2026; and

•	Coal transportation contracts through 2018.
GenOn Mid-Atlantic
As of December 31, 2017, GenOn Mid-Atlantic’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging GenOn Mid-Atlantic’s generation assets' forecasted output through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of GenOn Mid-Atlantic’s generation assets through 2018.
Also, as of December 31, 2017, GenOn Mid-Atlantic had other energy-related contracts that did not meet the definition of a derivative instrument as follows:

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2018.
Volumetric Underlying Derivative Transactions (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2017 and 2016. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation		GenOn Mid-Atlantic
		Total Volume		Total Volume		Total Volume
		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Commodity	Units	(In millions)		(In millions)		(In millions)
Coal	Short Ton	2	5	1	4	1	4
Natural Gas	MMBtu	56	138	12	30	12	23
Power	MWh	(7)	(35)	(1)	(12)	(1)	(11)
The change in the coal, natural gas, and power positions was the result of the settlement of positions during the period.
Fair Value of Derivative Instruments
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$15	$108	$29	$105
Commodity contracts long-term	4	16	3	17
Total Derivatives Not Designated as Cash Flow Hedges	$19	$124	$32	$122

GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$43	$180	$47	$185
Commodity contracts long-term	8	34	7	32
Total Derivatives Not Designated as Cash Flow Hedges	$51	$214	$54	$217
GenOn Mid-Atlantic

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)		(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$4	$44	$9	$44
Commodity contracts long-term	—	4	—	2
Total Derivatives Not Designated as Cash Flow Hedges	$4	$48	$9	$46
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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2017	(In millions)
Commodity Contracts:
Derivative assets	$17	$(11)	$—	$6
Derivative assets- affiliate	2	(2)	—	—
Derivative liabilities	(22)	11	10	(1)
Derivative liabilities- affiliate	(10)	2	8	—
Total derivative instruments	$(13)	$—	$18	$5

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2016	(In millions)
Commodity Contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets- affiliate	54	(54)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities- affiliate	(66)	54	12	—
Total derivative instruments	$2	$—	$13	$15

GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2017	(In millions)
Commodity Contracts:
Derivative assets	$17	$(11)	$—	$6
Derivative assets- affiliate	34	(21)	—	13
Derivative liabilities	(22)	11	10	(1)
Derivative liabilities- affiliate	(32)	21	8	(3)
Total derivative instruments	$(3)	$—	$18	$15

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2016	(In millions)
Commodity Contracts:
Derivative assets	$70	$(39)	$—	$31
Derivative assets- affiliate	144	(144)	—	—
Derivative liabilities	(56)	39	1	(16)
Derivative liabilities- affiliate	(161)	144	12	(5)
Total derivative instruments	$(3)	$—	$13	$10

GenOn Mid-Atlantic

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2017	(In millions)
Commodity Contracts:
Derivative assets- affiliate	$4	$(4)	$—	$—
Derivative liabilities- affiliate	(9)	4	—	(5)
Total derivative instruments	$(5)	$—	$—	$(5)

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
December 31, 2016	(In millions)
Commodity Contracts:
Derivative assets- affiliate	$48	$(46)	$—	$2
Derivative liabilities- affiliate	(46)	46	—	—
Total derivative instruments	$2	$—	$—	$2

Impact of Derivative Instruments on the Statement of Operations (GenOn, GenOn Americas Generation, and GenOn Mid-Atlantic)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2017 and 2016, the Registrants underwent a process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges on the Registrants’ statements of operations. These amounts are included within operating revenues and cost of operations.
GenOn

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(5)	$(165)	$(198)
Net unrealized (losses)/gains on open positions related to economic hedges	(6)	14	18
Total unrealized losses	$(11)	$(151)	$(180)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Revenue from operations — energy commodities	$(31)	$(221)	$(112)
Cost of operations	20	70	(68)
Total impact to statement of operations	$(11)	$(151)	$(180)
 As discussed above, during the second quarter of 2017, GenOn realized $5 million due to the closure and financial settlement of all open positions with a GenOn counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively. In July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial collateral.
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
GenOn Americas Generation

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains/(losses) on settled positions related to economic hedges	$4	$(184)	$(193)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(2)	70
Total unrealized gains/(losses)	$4	$(186)	$(123)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Revenue from operations — energy commodities	$(14)	$(248)	$(66)
Cost of operations	18	62	(57)
Total impact to statement of operations	$4	$(186)	$(123)
As discussed above, during the second quarter of 2017, GenOn Americas Generation realized $5 million due to the closure and financial settlement of all open positions with a GenOn Americas Generation counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively. In July 2017, GenOn opened an exchange clearing account with a third party financial institution and posted $20 million of initial collateral.
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
GenOn Mid-Atlantic

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(1)	$(164)	$(116)
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	3	39
Total unrealized losses	$(6)	$(161)	$(77)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Revenue from operations — energy commodities	$(14)	$(223)	$(27)
Cost of operations	8	62	(50)
Total impact to statement of operations	$(6)	$(161)	$(77)
As discussed above, during the second quarter of 2017 GenOn Mid-Atlantic realized $5 million due to the closure and financial settlement of all open positions with a GenOn Mid-Atlantic counterparty for which $4 million and $1 million would have otherwise been realized during the remainder of 2017 and 2018, respectively.
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

Credit Risk Related Contingent Features
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. As of December 31, 2017, no collateral was required for contracts that have adequate assurance clauses that are in net liability positions for GenOn and GenOn Americas Generation. As of December 31, 2017, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of December 31, 2017. As of December 31, 2017, GenOn Mid-Atlantic did not have any financial instruments with credit risk related contingent features.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
Note 7 — Inventory (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Inventory held by the Registrants consisted of the following:
GenOn

	As of December 31,
	2017	2016
	(In millions)
Fuel oil	$103	$147
Coal	114	114
Natural gas	4	—
Spare parts	113	122
Other	4	6
Total Inventory	$338	$389
During the year ended December 31, 2017, GenOn recorded a lower of weighted average cost or market adjustment related to fuel oil of $26 million.
GenOn Americas Generation

	As of December 31,
	2017	2016
	(In millions)
Fuel oil	$88	$123
Coal	71	68
Natural gas	2	—
Spare parts	49	53
Other	1	1
Total Inventory	$211	$245
During the year ended December 31, 2017, GenOn Americas Generation recorded a lower of weighted average cost or market adjustment related to fuel oil of $20 million.

GenOn Mid-Atlantic

	As of December 31,
	2017	2016
	(In millions)
Fuel oil	$16	$26
Coal	71	68
Spare parts	35	40
Other	1	1
Total Inventory	$123	$135
During the year ended December 31, 2017, GenOn Mid-Atlantic recorded a lower of weighted average cost or market adjustment related to fuel oil of $4 million.
Note 8 — Property, Plant and Equipment (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Major classes of property, plant, and equipment were as follows:
GenOn

	As of December 31,
	2017	2016	Depreciable Lives
	(In millions)
Facilities and equipment	$2,521	$2,793	2 - 34 Years
Land and improvements	288	276
Construction in progress	42	78
Total property, plant and equipment	2,851	3,147
Accumulated depreciation	(634)	(604)
Net property, plant and equipment	$2,217	$2,543
GenOn Americas Generation

	As of December 31,
	2017	2016	Depreciable Lives
	(In millions)
Facilities and equipment	$917	$1,191	2 - 34 Years
Land and improvements	139	136
Construction in progress	4	36
Total property, plant and equipment	1,060	1,363
Accumulated depreciation	(231)	(275)
Net property, plant and equipment	$829	$1,088
GenOn Mid-Atlantic

	As of December 31,
	2017	2016	Depreciable Lives
	(In millions)
Facilities and equipment	$788	$1,064	2 - 34 Years
Land and improvements	66	63
Construction in progress	4	36
Total property, plant and equipment	858	1,163
Accumulated depreciation	(182)	(237)
Net property, plant and equipment	$676	$926
The Registrants recorded long-lived asset impairments during 2017, 2016 and 2015, as further described in Note 9, Impairments.
Note 9 — Impairments (GenOn and GenOn Americas Generation)
2017 Impairments
During the fourth quarter of 2017, the Registrants completed the annual budget process and revised their view of long-term power and fuel prices and the corresponding impact on estimated cash flows associated with its long-lived assets, with final approval by the GenOn Board of Directors in the first quarter of 2018. The most significant impact was a decrease in the Registrants' long-term view of natural gas prices which resulted in a reduction to long-term power prices and had a negative impact on the Registrants' coal facilities. Each of the facilities below had estimated cash flows that were lower than the carrying amount and the assets were considered impaired.
The fair values of the assets were determined using a cost approach based on estimated replacement cost, including economic depreciation, or an income approach by applying a discounted cash flow methodology to the long-term budget for the facility. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurements, and include key inputs such as forecasted power prices, nuclear fuel costs, forecasted operating and maintenance costs, plant investment capital expenditures and discount rates.
Morgantown (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic) — The Registrants recorded an impairment loss related to the Morgantown leasehold improvements and spare parts inventory of $186 million as a result of the decrease in the long-term view of power prices in PJM.
Dickerson (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic) — The Registrants recorded an impairment loss related to the Dickerson leasehold improvements and spare parts inventory of $27 million as a result of the decrease in the long-term view of power prices in PJM.
Keystone (GenOn) — GenOn recorded an impairment loss related to the Keystone leasehold improvements of $39 million as a result of the decrease in the long-term view of power prices in PJM.
Other (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic) — GenOn also recorded an impairment loss of $22 million related to $7 million of property, plant and equipment at Maryland Ash sites and $15 million of property, plant and equipment and spare parts inventory at certain California facilities that it intends to retire in 2018.
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
2015 Impairments
Seward (GenOn) — As described in Note 4, Dispositions, on November 24, 2015, GenOn entered into an agreement with Robindale Energy Services, Inc. to sell 100% of its interest in Seward for cash consideration of $75 million. The transaction triggered an impairment indicator as the sale price was less than the carrying amount of the assets, and, as a result, the assets were considered to be impaired. GenOn measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sale price. GenOn recorded an impairment loss of $134 million in the consolidated results of operations of GenOn for the year ended December 31, 2015 to reduce the carrying amount of the assets held for sale to the fair market value.
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

Note 10 —Debt and Capital Leases (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2017	2016	Interest Rate %
	(In millions, except rates)
GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$366	$366	8.500
GenOn Americas Generation Senior Notes, due 2031	329	329	9.125
Premiums(a)	—	50
Less: Liabilities subject to compromise	(695)	—
Subtotal GenOn Americas Generation	—	745
GenOn:
GenOn Senior Notes, due 2017	691	691	7.875
GenOn Senior Notes, due 2018	649	649	9.500
GenOn Senior Notes, due 2020	490	490	9.875
Other (b)	129	96
GenOn capital lease	1	2
Premiums(a)	—	81
Less: Liabilities subject to compromise	(1,920)	—
Subtotal GenOn	40	2,009
Subtotal	40	2,754
Less current maturities	1	704
Total long-term debt and capital leases	$39	$2,050
(a)    Premiums were written-off at Petition Date in accordance with ASC 852, Reorganizations.
(b)    The Long Term Service Agreements for the Hunterstown and Choctaw facilities are accounted for as a debt financing liability in accordance with GAAP.
Annual payments based on the maturities of GenOn's long-term debt and capital leases for the years ending after December 31, 2017 are as follows: $1 million in 2018, $4 million in 2019, $4 million in 2020, $4 million in 2021, $1 million in 2022, and $26 million thereafter.
Chapter 11 Cases
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
Under the GenOn Americas Generation Senior Notes due 2021 and 2031, the GenOn Americas Generation Senior Notes are the sole obligation of GenOn Americas Generation and are not guaranteed by any subsidiary of affiliate of GenOn Americas Generation. The GenOn Americas Generation Senior Notes are senior unsecured obligations of GenOn Americas Generation, having no recourse to any subsidiary or affiliate of GenOn Americas Generation. The GenOn Americas Generation Senior Notes restrict the ability of GenOn Americas Generation and its subsidiaries to encumber their assets.
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.
Intercompany Revolver and Letter of Credit Facilities
GenOn was party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit.  At December 31, 2017, there were $125 million loans outstanding under the Intercompany Revolver, which is recorded as current portion of long-term debt — affiliate on the balance sheet. See Note 14, Related Party Transactions, for further discussion.
As part of the Restructuring Support Agreement, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. On July 27, 2017, the letter of credit facility was terminated. See Note 14, Related Party Transactions, for further discussion.
On July 14, 2017, the GenOn Entities obtained a letter of credit facility with a third party financial institution to finance the working capital needs and for general corporate purposes. The letter of credit facility provides availability of up to $300 million less amounts borrowed, and letters of credit provided are required to be cash collateralized at 101% of the letter of credit amount. As of December 31, 2017, there was $3 million of letters of credit issued under this letter of credit facility.
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
In letters dated February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation units, or Notices, alleging default. The Notices allege the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn as further described in Note 14, Related Party Transactions, to support the GenOn Mid-Atlantic operating leases that were set to expire on February 28, 2017. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the Intercompany Revolver. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases. GenOn requested GenOn Mid-Atlantic repay the related amount borrowed under the Intercompany Revolver. On May 5, 2017, GenOn Mid-Atlantic repaid $125 million to GenOn.

GenOn Mid-Atlantic disagrees with the owner lessors as to the existence of any lease events of default and/or any breaches by GenOn Mid-Atlantic of any terms and conditions of the operating leases and believes that the declaration of a lease event of default, the instruction to draw on the letters of credit, and the draws thereon constituted a violation by the owner lessors and the relevant trustees of the terms and conditions of the GenOn Mid-Atlantic operating leases. GenOn Mid-Atlantic has been vigorously pursuing its rights and remedies in connection with these actions. On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank, N.A., or U.S. Bank, in its capacity as the indenture trustee, the GenOn Mid-Atlantic Complaint. The GenOn Mid-Atlantic Complaint seeks, inter alia, a declaratory judgment that no lease events of default exist and asserts counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. On June 8, 2017, the owner lessors filed a complaint in the Supreme Court for the State of New York against GenOn Mid‑Atlantic and certain of its affiliates, including GenOn and NRG, the Owner Lessor Complaint. The Owner Lessor Complaint asserts ten counts for various fraudulent transfer, contract, and other claims and seeks hundreds of millions of dollars in damages.
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
In connection with the letters of credit issued pursuant to the Natixis Agreement, the LC Provider delivered notices of termination, dated October 26, 2017, of its intent to terminate such letters of credit as of December 27, 2017. Pursuant to the operative documents governing the leases of the Morgantown and Dickerson coal generation units and the letters of credit, the issuer of the letters of credit may terminate such letters of credit by providing 60 days prior written notice to the holders thereof, among other parties. Pursuant to the same operative documents, GenOn Mid-Atlantic must provide alternative qualifying credit support no later than 30 days prior to the intended termination date of the letters of credit subject to termination. GenOn Mid-Atlantic intends to vigorously pursue any and all rights and claims available to it against any person in connection with the termination of the letters of credit by the LC Provider and the resulting replacement of qualifying credit support.

Restricted Net Assets (GenOn and GenOn Americas Generation)
GenOn and GenOn Americas Generation and certain of their subsidiaries are holding companies and, as a result, GenOn and GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn’s and GenOn Americas Generation’s operations is generated by GenOn Mid-Atlantic. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements, including the operating leases of GenOn Mid-Atlantic for GenOn and GenOn Americas Generation and REMA for GenOn. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the respective operating leases or if the respective restricted payment tests are not satisfied, GenOn Mid-Atlantic and REMA would not be able to distribute cash. At December 31, 2017, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments test.
Pursuant to the terms of their respective lease agreements, GenOn Mid-Atlantic and REMA are restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2017, all of GenOn Mid-Atlantic’s and REMA’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(ii) of Regulation S-X. As of December 31, 2017, GenOn Mid-Atlantic and REMA had restricted net assets of $1.1 billion and $(1.4) billion, respectively.
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

The following table represents the balance of ARO obligations as of December 31, 2016 along with the additions, reductions and accretion related to the Registrants’ ARO obligations for the year ended December 31, 2017:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
	(In millions)
Balance as of December 31, 2016	$205	$100	$39
Additions	(2)	—	—
Spending for current obligations and other settlements	(5)	(2)	—
Accretion — expense	15	8	3
Balance as of December 31, 2017	$213	$106	$42
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
The plans that cover GenOn employees are sponsored by NRG.  As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, both of which include NRG and GenOn employees

As described in Note 3, Chapter 11 Cases, in connection with the Restructuring Support Agreement, NRG will retain the pension liability for GenOn employees for service provided prior to the completion of the reorganization, including payment of approximately $13 million of 2017 pension contributions, which was paid in September 2017. NRG will also retain the liability for GenOn's post-employment and retiree health and welfare benefits, in an amount up to $25 million. These total liabilities of $117 million are recorded as liabilities subject to compromise as of December 31, 2017. NRG will also pay (or reimburse to GenOn) the 2018 pension contributions for GenOn employees, which is expected to be $13 million.
The net periodic pension cost related to GenOn’s pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Service cost benefits earned	$8	$10	$10
Interest cost on benefit obligation	23	23	27
Expected return on plan assets	(32)	(34)	(35)
Amortization of unrecognized net loss	1	—	1
Amortization of unrecognized prior service cost	—	1	—
Net periodic benefit cost	$—	$—	$3

	Other Postretirement Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Service cost benefits earned	$—	$—	$1
Interest cost on benefit obligation	2	1	3
Amortization of unrecognized net gain	(1)	—	—
Amortization of unrecognized prior service credit	(2)	(1)	(4)
Net periodic benefit credit	$(1)	$—	$—
A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for GenOn plans on a combined basis is as follows:

	Pension Benefits
	Year Ended December 31,
	2017	2016
	(In millions)
Benefit obligation at beginning of period	$629	$625
Service cost	8	10
Interest cost	23	23
Actuarial loss	44	4
Benefit payments	(27)	(33)
Benefit obligation at end of period	677	629
Fair value of plan assets at beginning of period	509	506
Actual return on plan assets	90	20
Employer contributions	13	16
Benefit payments	(27)	(33)
Fair value of plan assets at end of period	585	509
Less: Liabilities subject to compromise	92	—
Funded status at end of period — excess of obligation over assets	$—	$(120)

	Other Postretirement Benefits
	Year Ended December 31,
	2017	2016
	(In millions)
Benefit obligation at beginning of period	$46	$54
Interest cost	2	1
Participant contributions	1	2
Actuarial gain	(4)	(4)
Benefit payments	(5)	(7)
Plan amendments	(2)	—
Benefit obligation at end of period	38	46
Fair value of plan assets at beginning of period	—	—
Employer contributions	4	5
Participant contributions	1	2
Benefit payments	(5)	(7)
Fair value of plan assets at end of period	—	—
Less: Liabilities subject to compromise	25	—
Funded status at end of period — excess of obligation over assets	$(13)	$(46)
The accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2017 and 2016 for the tax-qualified defined benefit pension plans. The total accumulated benefit obligation for the tax-qualified plans at December 31, 2017 and 2016 was $658 million and $611 million, respectively.
Amounts recognized in GenOn’s balance sheets were as follows:

	Pension Benefits			Other Postretirement Benefits
	As of December 31,			As of December 31,
	2017		2016	2017	2016
	(In millions)			(In millions)
Current liabilities	$—		$—	$3	$5
Liabilities subject to compromise	92	—	—	25	—
Non-current liabilities	—		120	10	41
Amounts recognized in GenOn’s accumulated other comprehensive income/loss that have not yet been recognized as components of net periodic benefit cost were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Net (loss)/gain	$(22)	$(37)	$9	$7
Prior service credit	—	—	1	1

Amounts recognized in GenOn’s OCI for the pension and other postretirement benefit plans were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Net actuarial gain/(loss)	$14	$(17)	$4	$4
Amortization of net actuarial gain	1	—	(1)	—
Prior service credit	—	—	1	—
Amortization of prior service cost	—	1	(2)	(1)
Total recognized in OCI	$15	$(16)	$2	$3
The total net gain recognized in net periodic benefit cost and OCI for the pension plans for the years ended December 31, 2017 was $15 million and the total net loss recognized in net periodic benefit cost and OCI for the years ended December 31, 2016 and 2015 were $16 million and $22 million, respectively. The total net gain recognized in net periodic benefit credit and OCI for the other postretirement benefit plans for the years ended December 31, 2017, 2016, and 2015 were $3 million, $3 million and $6 million, respectively.
The estimated unrecognized loss for the pension and other postretirement benefit plans that will be amortized from accumulated OCI to net period benefit cost during 2018 is approximately $1 million. The estimated unrecognized prior service credit for the pension and other postretirement benefit plans that will be amortized from accumulated OCI to net period benefit cost during 2018 is approximately $1 million.
Fair Value Hierarchy of Plan Assets
GenOn's market-related value of its plan assets is the fair value of the assets. The fair values of GenOn's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$136	$136
Common/collective trust investment — non-U.S. equity	—	35	35
Common/collective trust investment — non-core assets	—	94	94
Common/collective trust investment — fixed income	—	122	122
Short-term investment fund	3	—	3
Subtotal fair value	$3	$387	$390
Measured at net asset value practical expedient
Common/collective trust investment — non-U.S. equity			50
Common/collective trust investment — fixed income			123
Partnerships/joint ventures			22
Total fair value			$585

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$152	$152
Common/collective trust investment — non-U.S. equity	—	38	38
Common/collective trust investment — global equity	—	56	56
Common/collective trust investment — fixed income	—	101	101
Short-term investment fund	1	—	1
Subtotal fair value	$1	$347	$348
Measured at net asset value practical expedient
Common/collective trust investment — non-U.S. equity			42
Common/collective trust investment — fixed income			103
Partnerships/joint ventures			16
Total fair value			$509
In accordance with ASC 820, GenOn determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The fair value of the common/collective trust investments is valued at fair value which is equal to the sum of the market value of all of the fund's underlying investments. Certain common/collective trust investments have readily determinable fair value as they publish daily net asset value, or NAV, per share and are categorized as Level 2. Certain other common/collective trust investments and partnerships/joint ventures use NAV per share, or its equivalent, as a practical expedient for valuation, and thus have been removed from the fair value hierarchy table.
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
The following table presents the significant assumptions used to calculate GenOn's benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Weighted–Average Assumptions
Discount rate	3.72%	4.29%	3.50%	4.03%
Rate of compensation increase	3.00%	3.00%	N/A	N/A
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit obligations are:

	Other Postretirement Benefit Plans
	As of December 31,
	2017	2016
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	8.20%	7.00%
Age 65 and after	9.80%	8.75%
Assumed ultimate medical inflation rate	4.50%	5.00%
Year in which ultimate rate is reached	2025	2025

An annual increase of 1% in the assumed healthcare cost trend rates would correspondingly increase the postretirement benefit obligation at December 31, 2017 by $3 million. An annual decrease of 1% in the assumed healthcare cost trend rates would correspondingly decrease the postretirement benefit obligation at December 31, 2017 by $2 million.
The following tables present the significant assumptions used to calculate GenOn's benefit expense/credit:

	Pension Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Weighted–Average Assumptions
Discount rate	4.29%	4.54%	4.18%
Rate of compensation increase	3.00%	3.00%	2.97%
Expected return on plan assets	6.83%	6.63%	6.41%

	Other Postretirement Benefit Plans
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Weighted–Average Assumptions
Discount rate	4.03%	4.16%	3.86%
GenOn’s assumed healthcare cost trend rates used for other postretirement benefit net periodic benefit expense/credit are:

	Other Postretirement Benefit Plans
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Weighted–Average Assumptions
Assumed medical inflation for next year:
Before age 65	7.00%	7.25%	8.60%
Age 65 and after	8.75%	9.00%	8.10%
Assumed ultimate medical inflation rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2025	2025	2023
An annual increase or decrease of 1% in the assumed healthcare cost trend rates would correspondingly increase or decrease the total annual service and interest cost components of net period benefit credit during 2017 by less than $1 million.
In 2016, GenOn changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and postretirement benefit plans.  Historically, GenOn estimated these components by using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation. GenOn elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs. This election was considered a change in estimate and, accordingly, GenOn accounted for prospectively starting in 2016. This change did not affect the measurement of GenOn's total benefit obligation.
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
The target allocations for GenOn’s pension plan assets were as follows for the year ended December 31, 2017:

U.S. equities	22%
Non-U.S. equities	14%
Non-core assets	19%
Fixed income securities	45%
Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks are composed of the following indices:

Asset Class	Index
U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Ex-U.S. IMI Index
Non-core assets(a)	Various (per underlying asset class)
Fixed income securities	Barclays Capital Long Term Government/Credit Index & Barclays Strips 20+ Index

(a)
Non-Core Assets are defined as diversifying asset classes approved by the Investment Committee that are intended to enhance returns and/or reduce volatility of the U.S. and non-U.S. equities. Asset classes considered Non-Core include, but may not be limited to: Emerging Market Equity, Emerging Market Debt, Non-US Developed Market Small Cap, High Yield Fixed Income, Real Estate, Bank Loans, Global Infrastructure and other Alternatives.

Expected Contributions and Benefit Payments
GenOn's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments
	(In millions)
2018	$31	$4
2019	33	4
2020	35	4
2021	36	4
2022	38	4
2023 through 2027	201	11
Employee Savings and Profit Sharing Plan
GenOn has employee savings plans under Sections 401(a) and 401(k) of the IRC whereby employees may contribute a portion of their eligible compensation to the employee savings plan, subject to limits under the IRC. GenOn also historically provided for a profit sharing arrangement for non-bargaining employees and some bargaining employees not accruing a benefit under the defined benefit pension plans.
GenOn also sponsors non-qualified deferred compensation plans for key and highly compensated employees. GenOn’s obligations and the related rabbi trust investments under these plans were $10 million and $11 million at December 31, 2017 and 2016, respectively.

Note 13 — Income Taxes (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Income Taxes
GenOn
GenOn’s income tax expense/(benefit) consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$—
State	(1)	11	(3)
Total — current	(1)	11	(3)
Deferred
U.S. Federal	1	—	—
State	7	—	—
Total — deferred	8	—	—
Total income tax expense/(benefit)	$7	$11	$(3)
Effective tax rate	(2.4)%	12.0%	2.5%
A reconciliation of GenOn's federal statutory income tax provision to the effective income tax expense/(benefit) adjusted for permanent and other items during 2017, 2016, and 2015, is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
(Loss)/income before income taxes	$(288)	$92	$(118)
Provision for income taxes based on U.S. federal statutory income tax rate	(101)	32	(42)
State and local income tax provision, net of federal income taxes	6	11	(3)
Change in deferred tax asset valuation allowance - current period activities	124	(92)	16
Tax Act - corporate income tax rate change	766	—	—
Valuation allowance due to corporate income tax rate change	(766)	—	—
State rate change	(17)	60	26
Other, net	(5)	—	—
Income tax expense/(benefit)	$7	$11	$(3)
For the year ended December 31, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the change in valuation allowance and state income taxes. GenOn incurred tax expense of $7 million primarily due to state income taxes. The tax expense recorded for revaluation of the net deferred tax asset was required to reflect the reduction in the corporate income tax rate from 35% to 21% in accordance with the Tax Cuts and Jobs Act of 2017, or the Tax Act. The impact of the reduction to the deferred tax asset is fully offset by a valuation allowance for a corresponding amount, resulting in no net impact to the tax expense for 2017. While GenOn has not yet completed its assessment of the effects of the Tax Act, a reasonable estimate for the impact of the key item specified above was able to be determined.
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

The tax effects of temporary differences between the carrying amounts of assets and liabilities in GenOn's financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$39	$61
Deferred compensation, accrued vacation and other reserves	31	61
U.S. Federal net operating loss carryforwards	348	442
State net operating loss carryforwards	165	116
Difference between book and tax basis of property	701	1,080
Inventory	8	32
Intangible amortization	68	—
Investment in projects	1	1
Derivatives, net	4	—
Out-of-market contracts fair value adjustment	153	242
Debt premium, net	3	49
Other	—	9
Subtotal	1,521	2,093
Valuation allowance	(1,521)	(2,087)
Net deferred tax assets	—	6
Deferred Tax Liabilities:
Derivative contracts	—	6
Net deferred tax liabilities	—	6
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2017 and 2016, GenOn recorded a net deferred tax asset of $1.5 billion and $2.1 billion, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on $1.5 billion and $2.1 billion of tax assets as of December 31, 2017 and 2016, respectively, thus a valuation allowance has been recorded.
NOL carryforwards — At December 31, 2017, GenOn had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $348 million and state of $165 million. GenOn's pre-merger federal NOLs are limited to tax effected $13 million annually. GenOn estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before expiration commencing in 2032.
        Valuation allowance — As of December 31, 2017, GenOn's tax effected valuation allowance was $1.5 billion, relating primarily to federal and state loss carryforwards, out-of-market contracts and differences between book and tax basis of property, plant and equipment.
Taxes Receivable and Payable
As of December 31, 2017, GenOn recorded a tax receivable of $3 million, comprised of refunds due from state income tax estimated payments and return filings for 2017 and 2016, respectively.
Uncertain tax benefits
GenOn does not have any uncertain tax benefits for the years ended December 31, 2017 and December 31, 2016.
GenOn recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2017 and 2016, GenOn did not accrue interest. As of December 31, 2017 GenOn had no cumulative interest and penalties.
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
A reconciliation of GenOn Americas Generation's expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2017, 2016, and 2015, is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
(Loss)/income before income taxes	$(187)	$121	$116
Provision for income taxes based on U.S. federal statutory income tax rate	(65)	42	41
State and local income tax provision, net of federal income taxes	(11)	(5)	10
LLC income not subject to taxation	78	(77)	(51)
State rate change	(14)	40	—
Other, net (including provision to return)	12	—	—
Income tax provision	$—	$—	$—
Uncertain tax benefits
GenOn Americas Generation does not have any uncertain tax benefits for the years ended December 31, 2017 and December 31, 2016.
Pro Forma Income Tax Disclosures
GenOn Americas Generation
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers. NRG Americas, GenOn and NRG are otherwise directly responsible for income taxes related to GenOn Americas Generation's operations.
GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis for the years ended December 31, 2017, 2016, and 2015.
The following table presents the pro forma reconciliation of GenOn Americas Generation's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
(Loss)/income before income taxes	$(187)	$121	$116
Provision for income taxes based on U.S. federal statutory income tax rate	(65)	42	41
State and local income tax provision, net of federal income taxes	(11)	(5)	10
Change in deferred tax asset valuation allowance - current period activities	78	(77)	(51)
Tax Act - corporate income tax rate change	314	—	—
Valuation allowance due to corporate income tax rate change	(314)	—	—
State rate change	(14)	40	—
Other, net (including provision to return)	12	—	—
Income tax provision	$—	$—	$—

The tax expense recorded for revaluation of the net deferred tax asset was required to reflect the reduction in the corporate income tax rate from 35% to 21% in accordance with the Tax Cuts and Jobs Act of 2017, or the Tax Act. The impact of the reduction to the deferred tax asset is fully offset by a valuation allowance for a corresponding amount, resulting in no net impact to the tax expense for 2017. While GenOn Americas Generation has not yet completed its assessment of the effects of the Tax Act, a reasonable estimate for the impact of the key item specified above was able to be determined.
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2017	2016
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$1	$1
Other reserves	12	27
U.S. Federal net operating loss carryforwards	25	—
State net operating loss carryforwards	6	—
Difference between book and tax basis of property	431	566
Inventory	4	—
Intangible amortization	2	—
Out-of-market contracts fair value adjustment	121	188
Derivatives, net	1	4
Debt premium, net	1	20
Other, net	—	16
Subtotal	604	822
Valuation allowance	(604)	(822)
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2017 and 2016, GenOn Americas Generation recorded a net deferred tax asset of $604 million and $822 million, respectively. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn Americas believes that it is more likely than not that a benefit will not be realized on $604 million and $822 million of tax assets as of December 31, 2017 and 2016, respectively, thus a valuation allowance has been recorded.
NOL carryforwards — At December 31, 2017, GenOn Americas Generation had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $25 million and state of $6 million.
        Valuation allowance — As of December 31, 2017, GenOn Americas Generation's tax effected valuation allowance was $604 million, relating primarily to differences between book and tax basis of property, plant and equipment and out-of-market contracts.
Uncertain tax benefits
As of December 31, 2017, GenOn Americas Generation does not have any uncertain tax benefits for the years ended December 31, 2017 and December 31, 2016.
GenOn Mid-Atlantic
GenOn Mid-Atlantic is not subject to income taxes except for those subsidiaries of GenOn Mid-Atlantic that are separate taxpayers. NRG Americas, GenOn and NRG are otherwise directly responsible for income taxes related to GenOn Mid-Atlantic's operations.
GenOn Mid-Atlantic was not allocated income taxes attributable to its operations on a pro forma income tax provision basis for the year ended December 31, 2017, 2016, and 2015.

The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Current provision:
Federal	$—	$51	$36
State	—	9	6
Deferred provision/(benefit):
Federal	169	(42)	—
State	(31)	42	—
Valuation allowance	(138)	648	—
Total provision for income taxes	$—	$708	$42
The following table presents the pro forma reconciliation of GenOn Mid-Atlantic's federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
(Loss)/income before income taxes	$(269)	$52	$104
Provision for income taxes based on U.S. federal statutory income tax rate	(94)	18	36
State and local income tax provision, net of federal income taxes	(15)	2	6
Change in deferred tax asset valuation allowance - current period activities	114	—	—
Tax Act - corporate income tax rate change	266	—	—
Valuation allowance due to corporate income tax rate change	(266)	—	—
State rate change	(11)	31	—
Valuation allowance	—	648	—
Other, net	6	9	—
Income tax provision	$—	$708	$42
The tax expense recorded for revaluation of the net deferred tax asset was required to reflect the reduction in the corporate income tax rate from 35% to 21% in accordance with the Tax Cuts and Jobs Act of 2017, or the Tax Act. The impact of the reduction to the deferred tax asset is fully offset by a valuation allowance for a corresponding amount, resulting in no net impact to the tax expense for 2017. While GenOn Mid-Atlantic has not yet completed its assessment of the effects of the Tax Act, a reasonable estimate for the impact of the key item specified above was able to be determined.

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	As of December 31,
	2017	2016
	(In millions)
Deferred Tax Assets:
Pension and other postretirement benefits	$1	$1
Other reserves	10	24
U.S. Federal net operating loss carryforwards	27	—
State net operating loss carryforwards	8	—
Difference between book and tax basis of property	339	424
Inventory	3	8
Derivatives, net	1	2
Out-of-market contracts fair value adjustment	121	189
Other	—	—
Total deferred tax assets	510	648
Valuation allowance	(510)	(648)
Net deferred taxes	$—	$—
Deferred tax assets and valuation allowance
Net deferred tax balance — As of December 31, 2017 and 2016, GenOn Mid-Atlantic recorded a net deferred tax asset of $510 million and $648 million, respectively. Based on the assessment of cumulative and forecasted pretax book earnings and the future reversal of existing taxable temporary differences, GenOn Mid-Atlantic believes that it is more likely than not that a benefit will not be realized on $510 million and $648 million of tax assets as of December 31, 2017 and 2016, respectively, thus a valuation allowance has been recorded.
NOL carryforwards — At December 31, 2017, GenOn Mid-Atlantic had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $27 million and state of $8 million.
Valuation allowance — As of December 31, 2017, GenOn Mid-Atlantic's tax effected valuation allowance was $510 million, primarily relating to federal and state loss carryforwards, out-of-market contracts and differences between book and tax basis of property, plant and equipment.
Uncertain tax benefits
GenOn Mid-Atlantic does not have any uncertain tax benefits for the years ended December 31, 2017 and 2016.

Note 14 - Related Party Transactions (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Services Agreement and Transition Services Agreement with NRG
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million. As described in Note 3, Chapter 11 Cases, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million. Beginning on June 14, 2017, and through December 2017, GenOn recorded costs related to these services of approximately $5 million per month.
In December 2017, in conjunction with the confirmation of the Plan, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG will continue to provide the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments, until June 30, 2018, which may be extended by GenOn through September 30, 2018. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld. For the years ended December 31, 2017 and 2016, GenOn recorded costs related to these services of $130 million and $185 million, respectively, as general and administrative - affiliate.

Also in December 2017, GenOn received a $3.5 million credit for services provided under the transition services agreement and began recording costs related to shared services provided by NRG of approximately $7 million per month. NRG has also agreed to provide GenOn with a $28 million credit against amounts owed to NRG under the transition services agreement. As of June 30, 2017, GenOn recorded a receivable from NRG for this $28 million. Such amount was intended to reimburse GenOn for costs incurred in connection with the 2022 Notes that were not assumed. Accordingly, GenOn removed the previously deferred costs in the amount of $28 million and recorded a receivable from NRG for this amount. The receivable is reflected net in accounts payable - affiliate on the consolidated balance sheet as of December 31, 2017. In addition, the Restructuring Support Agreement provides that to the extent GenOn has paid for services during the bankruptcy proceedings and the aforementioned credit has not been applied in full, NRG shall, upon request by GenOn, reimburse such payments in cash up to the amount of any unused portion of the credit, subject to the terms and conditions of the transition services agreement.
Under the Services Agreement, NRG also provides GenOn Americas Generation and GenOn Mid-Atlantic with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation and GenOn Mid-Atlantic been unaffiliated entities. Management has concluded that this method of charging overhead costs is reasonable. On February 28, 2018, GenOn informed GenOn Mid-Atlantic and REMA that it does not intend to provide shared services to the respective entities beyond the summer of 2018.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$(1)	$3	$3
Selling, general and administrative — affiliate	68	90	81
Total	$67	$93	$84
GenOn Mid-Atlantic

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Allocated costs:
Cost of operations — affiliate	$4	$4	$1
Selling, general and administrative — affiliate	54	71	58
Total	$58	$75	$59
Credit Agreement with NRG (GenOn)
GenOn was party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit.  At December 31, 2017 and 2016, $92 million and $272 million, respectively, of letters of credit were outstanding under the NRG credit agreement for GenOn. Of this amount, $16 million and $199 million were issued on behalf of GenOn Americas Generation as of December 31, 2017 and 2016, respectively, which includes $1 million and $128 million issued on behalf of GenOn Mid-Atlantic as of December 31, 2017 and 2016, respectively. Additionally, as of December 31, 2017, there were $125 million loans outstanding under the Intercompany Revolver, which is recorded as current portion of long-term debt — affiliate on the balance sheet, as further described in Note 10, Debt and Capital Leases. As of December 31, 2016, no loans were outstanding under this Intercompany Revolver.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. In addition, the Intercompany Revolver contains customary covenants and events of default. As of December 31, 2017, GenOn was in default under the Intercompany Revolver with NRG due to the filing of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn under the Intercompany Revolver. In addition, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. The letter of credit facility provided availability of up to $330 million less amounts borrowed and letters of credit provided were required to be cash collateralized at 103% of the letter of credit amount. On July 27, 2017, this letter of credit facility was terminated as GenOn has obtained a separate letter of credit facility with a third party financial institution, as discussed in Note 10, Debt and Capital Leases. Effective with completion of the reorganization, GenOn must repay NRG for all revolving loans outstanding, with such amount to be netted against the settlement payment owed from NRG to GenOn. Interest continues to accrue during the pendency of the Chapter 11 Cases and borrowings remain secured obligations.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and note receivable — affiliate and note payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. These arrangements have continued in the normal course of business through the pendency of the Chapter 11 Cases. At December 31, 2017 and 2016, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $318 million and $315 million, respectively, related to its intercompany cash management program. For the years ended December 31, 2017, 2016, and 2015, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at December 31, 2017 and 2016, GenOn Americas Generation had an accounts receivable — affiliate of $46 million and an accounts payable — affiliate of $43 million, respectively, with GenOn Energy Holdings related to the intercompany cash management programs.
See Note 4, Dispositions for further discussion on the settlement of note receivable — affiliate related to Potrero during the year ended December 31, 2016.
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
Emission allowances purchased from GenOn Energy Management that were utilized during the years ended December 31, 2017, 2016, and 2015 were $17 million, $39 million, and $27 million, respectively, and are recorded in cost of operations — affiliate in GenOn Mid-Atlantic's consolidated statements of operations.
Operator of Leased Facilities (GenOn)
See Note 15, Commitments and Contingencies, for a discussion of the GenOn leased facilities (Conemaugh and Keystone) that GenOn also operates.
Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC enters into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of December 31, 2017, GenOn has no net exposure under these arrangements.

Note 15— Commitments and Contingencies (GenOn, GenOn Americas Generation and GenOn Mid-Atlantic)
Commitments
GenOn Mid-Atlantic Operating Leases
GenOn Mid-Atlantic leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. GenOn Mid-Atlantic accounts for these leases as operating leases and recognizes rent expense on a straight-line basis over the lease term. Rent expense totaled $43 million for each of the years ended December 31, 2017, 2016, and 2015 respectively, net of annual amortization of the out-of-market liability of $28 million. Rent expense is included in cost of operations. As of December 31, 2017 and 2016, GenOn Mid-Atlantic has paid $348 million and $275 million, respectively, of lease payments in excess of rent expense recognized, which is included in prepaid rent and other current assets and prepaid rent non-current on the consolidated balance sheets. Of these amounts, $71 million is included, for both 2017 and 2016, in prepaid rent and other current assets.
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
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2017 are as follows:

(In millions)
2018	$105
2019	139
2020	105
2021	42
2022	36
Thereafter	364
Total	$791
REMA Operating Leases (GenOn)
GenOn, through its subsidiary, REMA, leases a 100% interest in the Shawville generation station through 2026, and expects to make payments under the Shawville lease through that date, and leases 16.45% and 16.67% interests in the Conemaugh and Keystone coal generation facilities, respectively, through 2034, and expects to make payments under the Conemaugh and Keystone leases through 2029 in accordance with the terms of the leases. At the expiration of these leases, there are several renewal options related to fair value. GenOn accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. Rent expense totaled $29 million for each of the years ended December 31, 2017, 2016, and 2015, respectively, net of annual amortization of out-of-market liability of $11 million. Rent expense is included in cost of operations. GenOn has paid $104 million and $82 million of lease payments in excess of rent expense recognized, which is included in prepaid rent and other current assets and other non-current assets on the consolidated balance sheets as of December 31, 2017 and 2016, respectively. Of these amounts, $41 million is included, for both 2017 and 2016, in prepaid rent and other current assets.
GenOn operates the Conemaugh and Keystone generation stations under 5‑year agreements that initially expired in December 2015 and were renewed through December 2020. Under certain provisions and notifications, the agreements could be terminated annually with 1 year’s notice. GenOn is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, GenOn received fees of $12 million for the year ended December 31, 2017 and $11 million for the years ended December 31, 2016 and 2015.
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

Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2017 are as follows:

(In millions)
2018	$55
2019	65
2020	56
2021	47
2022	46
Thereafter	185
Total	$454
Other Operating Leases
The Registrants have commitments under other operating leases with various terms and expiration dates. Included in other operating leases is GenOn’s lease for offices in Houston, Texas which expires in 2018. NRG will reimburse GenOn for this office lease in 2018, which is expected to be approximately $7 million for the balance of the lease. GenOn Mid-Atlantic has other operating leases which primarily relate to the Chalk Point generation station. Rent expense for other operating leases is recorded to cost of operations or general and administrative, as applicable, based on the nature of the lease.
The Registrants’ rent expense associated with other operating leases was as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
GenOn	$17	$14	$15
GenOn Americas Generation	3	1	1
GenOn Mid-Atlantic	2	—	1
Future minimum lease commitments under the Registrants’ other operating leases for the years ending after December 31, 2017 are as follows:

	GenOn(a)	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2018	$13	$3	$1
2019	2	1	1
2020	2	—	—
2021	2	—	—
2022	2	—	—
Thereafter	12	—	—
Total	$33	$4	$2

(a)	Amounts in the table exclude future sublease income of $4 million associated with GenOn’s long-term leases for office locations which end in 2018.
Fuel and Commodity Transportation Commitments
The Registrants have commitments under coal agreements and commodity transportation contracts, primarily related to natural gas and coal, of various quantities and durations. At December 31, 2017, the maximum remaining term under any individual fuel supply contract is four years and any transportation contract is nine years.

As of December 31, 2017, the Registrants’ commitments under such outstanding agreements are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2018	$132	$46	$45
2019	48	1	—
2020	46	1	—
2021	47	1	—
2022	6	1	—
Thereafter	18	2	—
Total	$297	$52	$45
LTSA Commitments (GenOn)
LTSA commitments primarily relate to long-term service agreements that cover some periodic maintenance, including parts, on power generation turbines. The long-term maintenance agreements terminate from 2037 to 2039 based on turbine usage. GenOn records certain LTSA committed amounts as vendor-financed purchases of property, plant and equipment and records the present value of these liabilities as debt.
As of December 31, 2017, GenOn's commitments under such outstanding agreements are estimated as follows:

GenOn
(In millions)
2018	$20
2019	21
2020	23
2021	24
2022	17
Thereafter	239
Total	$344
Other Commitments
The Registrants have other commitments under contractual arrangements with various terms and expiration dates. The Registrants' other commitments primarily include the operation and maintenance agreement and the fly ash sales agreement entered into by GenOn Mid-Atlantic in connection with its ash beneficiation facility. The ash beneficiation facility agreements will expire in 2034. GenOn Mid-Atlantic has other similar agreements for gypsum.
As of December 31, 2017, the Registrants’ other commitments are estimated as follows:

	GenOn	GenOn Americas Generation	GenOn Mid-Atlantic
		(In millions)
2018	$7	$3	$3
2019	7	2	2
2020	2	2	2
2021	2	2	2
2022	2	2	2
Thereafter	32	32	32
Total	$52	$43	$43

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
GenOn Chapter 11 Cases (GenOn and GenOn Americas Generation) — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the GenOn Entities have been stayed by operation of Section 362(a) of the Bankruptcy Code. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them supported the Bankruptcy Court's approval of the Plan. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. If the Plan is not consummated, GenOn may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of NRG and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Chapter 11 Cases, for additional information. The GenOn Entities are in the process of evaluating claims submitted in connection with the Chapter 11 Cases to determine the validity of such claims but have not yet finished their assessment of valid claims and are currently unable to determine the amount of such claims.
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. The bankruptcy court is scheduled to hear a Motion for a Final Decree in the Mirant bankruptcy on April 11, 2018.

Natural Gas Litigation (GenOn) — GenOn was party to several lawsuits filed in the aftermath of the California energy crisis in 2000 and 2001 and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. All the suits have been dismissed or settled except four, three of which are class action lawsuits, filed on behalf of commercial and industrial purchasers of natural gas in, respectively, the states of Kansas, Missouri, and Wisconsin. The fourth remaining, suit was brought by a single plaintiff in Kansas. The lawsuits seek treble or punitive damages, restitution and/or full consideration damages. The lawsuits also name as parties a number of energy companies unaffiliated with GenOn. In July 2011, the U.S. District Court for the District of Nevada, which was assigned the cases for pretrial matters, granted the defendants' motion for summary judgment and dismissed all claims against GenOn and the other defendants. The appeal reached the U.S. Supreme Court, which on April 21, 2015, held that the plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution and directed that the cases be remanded to the U.S. District Court for the District of Nevada for further proceedings.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. On March 30, 2017, the court denied the plaintiffs' motions for class certification, which the plaintiffs' appealed to the Ninth Circuit. The parties have completed briefing of the appeal but the oral arguments have not yet been scheduled.
In May 2016, in the single-plaintiff Kansas case, the U.S. District Court for the District of Nevada granted the defendants' motion for summary judgment. The plaintiff appealed the decision to the Ninth Circuit, which on March 26, 2018 reversed the decision. The time for filing a motion for rehearing and petition for writ of certiorari at the Unites States Supreme Court has not yet run.
On October 18, 2016, the U.S. District Court for the District of Nevada entered final judgment for CenterPoint Energy Services, Inc. in the one remaining case (the Wisconsin case) in which it is a defendant.  GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits. The plaintiffs appealed the district court’s summary judgment ruling to the Ninth Circuit, which hear oral arguments on March 16, 2018 but has not yet ruled on the appeal.
On February 26, 2018, GenOn filed objections to the proofs of claim filed in the Chapter 11 Cases by all of the plaintiffs in each of the four cases. GenOn filed that same day a motion seeking a schedule for a series of hearings to resolve the objections and asking the bankruptcy court to estimate all of the proofs of claim at zero dollars. The plaintiffs have objected to the request for bankruptcy court to estimate the proofs of claim. A hearing on whether the court will estimate the plaintiffs’ proofs of claim is scheduled for March 30, 2018.
Mirant Chapter 11 Proceedings (GenOn and GenOn Americas Generation) — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, for relief under Chapter 11 of the Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection, or the Mirant Plan, became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Mirant Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Mirant Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall. The bankruptcy court is scheduled to hear a Motion for a Final Decree in the Mirant bankruptcy on April 11, 2018.
Potomac River Environmental Investigation — In March 2013, NRG Potomac River LLC received notice that the District of Columbia Department of Environment (now renamed the Department of Energy and Environment, or DOEE) was investigating potential discharges to the Potomac River originating from the Potomac River generation facility site, a site where the generation facility is no longer in operation. In connection with that investigation, DOEE served a civil subpoena on NRG Potomac River LLC requesting information related to the site and potential discharges occurring from the site.  NRG Potomac River LLC provided various responsive materials.  In January 2016, DOEE advised NRG Potomac River LLC that DOEE believed various environmental violations had occurred as a result of discharges DOEE believes occurred to the Potomac River from the Potomac River generation facility site and as a result of associated failures to accurately or sufficiently report such discharges.  DOEE has indicated it believes that penalties are appropriate in light of the violations.  The Registrants are currently reviewing the information provided by DOEE.

GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, or collectively, the GenOn Notes, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to a services agreement between NRG and GenOn. Plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017. The Standstill Agreement terminated on March 1, 2017. On April 30, 2017, the Noteholders filed an amended complaint that asserts (i) additional fraudulent transfer claims in relation to GenOn’s sale of the Marsh Landing project to NRG Yield LLC, (ii) alleged breaches of fiduciary duty by certain current and former officers and directors of GenOn in relation to the management services agreement and the alleged usurpation of corporate opportunities concerning the Mandalay and Canal projects and (iii) claims against NRG for allegedly aiding and abetting such claimed breaches of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On March 31, 2017, NRG and GenOn filed separate motions to dismiss the complaint, but such motions are superseded by the amended complaint. On June 19, 2017, the GenOn Entities gave notice that the filing of their respective voluntary petitions for relief under Chapter 11 had given rise to a stay under the Bankruptcy Code. On June 20, 2017, the court moved this lawsuit from the active docket to the bankruptcy docket. On December 14, 2017, a settlement agreement was entered into between GenOn and NRG which should ultimately resolve this lawsuit.
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
Morgantown v. GenOn Mid-Atlantic — On June 8, 2017, Morgantown and Dickerson Owner Lessors filed a lawsuit against GenOn Mid-Atlantic, LLC, NRG North America LLC, GenOn Americas Generation, LLC, NRG Americas, Inc., GenOn Energy Holdings, Inc., GenOn Energy, Inc., and NRG Energy, Inc. in New York State Supreme Court. The plaintiffs allege that they were overcharged by defendants for certain services outlined in a Services Agreement and that defendants caused a Qualified Credit Support portion of a Participation Agreement, or QCS Agreement, to be violated by causing the transfer of certain monies outside the allowable confines set forth in the QCS Agreement. In addition, plaintiffs claim that the transfers were unfairly executed and done so in an effort to defraud plaintiffs and hinder their ability to continue to do business. As such, plaintiffs seek, among other things, the return of certain transferred funds and service charges paid and to bar defendants from executing additional transfers on plaintiffs’ behalf. On November 7, 2017, the Bankruptcy Court in a related claims estimation proceeding issued an order estimating the claims against the GenOn Entities at $0. On December 14, 2017, a settlement agreement was entered into between GenOn and NRG which should ultimately resolve this lawsuit.
Natixis v. GenOn Mid-Atlantic — On February 16, 2018, Natixis Funding Corp. and Natixis, New York Branch filed a complaint in the Supreme Court of the State of New York against GenOn Mid-Atlantic, the owner lessors under GenOn Mid-Atlantic’s operating leases of the Dickerson and Morgantown coal generation units, and the lease indenture trustee under those leases.  The plaintiffs’ allegations against GenOn Mid-Atlantic relate to a payment agreement between GenOn Mid-Atlantic and Natixis Funding Corp. to procure credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson.  Plaintiffs seek approximately $34 million in damages arising from GenOn Mid-Atlantic’s purported breach of certain warranties in the payment agreement.
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

National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, certain companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, certain companies, filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, certain companies filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. Briefing is complete. Oral argument was held on January 3, 2018, with supplemental briefs filed on January 26, 2018. On February 21, 2018, the Seventh Circuit invited the U.S. to file an amicus brief in the proceeding.
Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, certain companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants. On July 25, 2017, the defendants' motions to dismiss were granted. On August 24, 2017, certain companies filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. Briefing is complete. The court heard oral arguments on March 12, 2018.
Department of Energy's Proposed Grid Resiliency Pricing Rule — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, comments were filed encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new rulemaking asking each ISO/RTO to address specific questions focused on grid resilience.
East
Montgomery County Station Power Tax — On December 20, 2013, GenOn received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties. GenOn disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County filed an appeal, and on February 2, 2017, the Montgomery County Circuit Court affirmed the decision of the tax court. On February 17, 2017, Montgomery County filed an appeal to the Court of Special Appeals of Maryland. On February 1, 2018, the court heard oral arguments.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted the petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2017.
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
The following table summarizes the maximum potential exposures that can be estimated for guarantees, indemnities, and other contingent liabilities by maturity:
GenOn

	By Remaining Maturity at December 31,					December 31,
	2017					2016
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$158	$5	$—	$—	$163	$380
Other guarantees	—	365	—	75	440	483
Total guarantees	$158	$370	$—	$75	$603	$863
GenOn Americas Generation

	By Remaining Maturity at December 31,					December 31,
	2017					2016
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)					(In millions)

Letters of credit and surety bonds	$18	$—	$—	$—	$18	$201
Total guarantees	$18	$—	$—	$—	$18	$201
Letters of credit and surety bonds — As of December 31, 2017, GenOn and GenOn Americas Generation and their respective subsidiaries were contingently obligated for a total of $68 million and $2 million under surety bonds, respectively. In addition, GenOn had $92 million of letters of credit that were issued under the NRG credit agreement. See Note 14, Related Party Transactions. Of those letters of credit, $16 million were issued on behalf of GenOn Americas Generation's subsidiaries and $1 million were issued on behalf of GenOn Mid-Atlantic. Most of these letters of credit and surety bonds are issued in support of their obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Registrants to renew them on similar terms.
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

Note 19 — Debtors' Financial Information (GenOn and GenOn Americas Generation)
The financial information below represents the Debtor Entities condensed combined financial statements for the period from June 14, 2017 through December 31, 2017. The following represent the entities included in the GenOn Entities, or the GenOn Energy, Inc. Debtors:

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
1 Represent the GenOn Americas Generation debtor entities, or the GenOn Americas Generation Debtors.

Supplemental Condensed Combined Statement of Operations
Period from June 14, 2017 through December 31, 2017
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Total operating revenues	$967	$860
Total operating costs and expenses	853	818
Operating Income	114	42
Other Expense
Total other expense	286	242
Loss Before Reorganization Items and Income Taxes	(172)	(200)
Reorganization items, net	37	42
Loss Before Income Taxes	(135)	(158)
Income tax expense	—	—
Net Loss	$(135)	$(158)
The condensed combined comprehensive income for GenOn Energy, Inc. Debtors and the GenOn Americas Generation Debtors is equal to the condensed combined net income for the period from June 14, 2017 through December 31, 2017.

Supplemental Condensed Combined Balance Sheet
As of December 31, 2017
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
ASSETS
Cash and cash equivalents	$581	$—
Restricted cash	1	—
Accounts receivable	113	106
Accounts receivable — affiliate	661	—
Note receivable — affiliate	—	318
Prepaid rent and other current assets	883	236
Total current assets	2,239	660
Property, plant and equipment, net	1,251	153
Investment in subsidiaries	(570)	880
Note receivable — affiliate	544	—
Other non-current assets	128	48
Total Assets	$3,592	$1,741
LIABILITIES AND STOCKHOLDER'S EQUITY
Current portion of long-term debt	$1	$—
Current portion of long-term debt — affiliate	125	—
Accounts payable	62	25
Accounts payable — affiliate	—	1
Accrued expenses and other current liabilities	133	61
Total current liabilities	321	87
Liabilities Subject to Compromise	2,840	721
Long-term debt	38	—
Other non-current liabilities	318	67
Total Liabilities	3,517	875
Stockholder's equity	75	866
Total Liabilities and Stockholder's Equity	$3,592	$1,741

Supplemental Condensed Combined Statement of Cash Flows
Period from June 14, 2017 through December 31, 2017
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Net cash provided by operating activities	$129	$3
Net cash used by investing activities	(27)	(3)
Net cash used by financing activities	(4)	—
Net increase in cash, cash equivalents and restricted cash	98	—
Cash, cash equivalents and restricted cash at beginning of period	484	—
Cash, cash equivalents and restricted cash at end of period	$582	$—

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating Loss	$(13)	$(15)	$—
Other (Expense)/Income
Equity in (losses)/income of consolidated subsidiaries	(190)	160	(98)
Other income, net	28	68	85
Gain on debt extinguishment	—	—	23
Interest expense	(61)	(121)	(128)
Other expense	(18)	—	—
Total other (expense)/income	(241)	107	(118)
(Loss)/Income Before Reorganization Items and Income Taxes	(254)	92	(118)
Reorganization items, net	(30)	—	—
(Loss)/Income Before Income Taxes	(284)	92	(118)
Income tax expense	11	11	(3)
Net (Loss)/Income	$(295)	$81	$(115)
See notes to condensed financial statements.

Schedule I
GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$582	$461
Restricted cash	1	—
Prepayments and other current assets	29	7
Total current assets	612	468
Other Assets
Investment in subsidiaries	1,422	1,602
Note receivable — affiliate	500	500
Other non-current assets	64	36
Total other assets	1,986	2,138
Total Assets	$2,598	$2,606
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$699
Current portion of long-term debt — affiliate	125	—
Accounts payable	19	—
Accounts payable — affiliate	470	309
Accrued expenses and other current liabilities	21	45
Total current liabilities	635	1,053
Liabilities Subject to Compromise	1,887	—
Other Liabilities
Long-term debt	—	1,212
Other non-current liabilities	—	1
Total non-current liabilities	—	1,213
Total Liabilities	2,522	2,266
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at December 31, 2017 and 2016	—	—
Additional paid-in capital	338	325
Retained earnings	(251)	44
Accumulated other comprehensive loss	(11)	(29)
Total Stockholder's Equity	76	340
Total Liabilities and Stockholder's Equity	$2,598	$2,606
See notes to condensed financial statements.

Schedule I

GENON ENERGY, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net cash provided/(used) by operating activities	$90	$235	$(159)
Cash Flows from Investing Activities
Payment for purchase option	(15)	—	—
Net cash used by investing activities	(15)	—	—
Cash Flows from Financing Activities
Payments for financing costs	(78)	—	—
Proceeds from draw on intercompany secured revolving credit facility	125	—	—
Proceeds from bond redemptions	—	—	43
Payments of short and long-term debt	—	—	(148)
Net cash provided/(used) by financing activities	47	—	(105)
Net Increase/(Decrease) in Cash and Cash Equivalents	122	235	(264)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	461	226	490
Cash, Cash Equivalents and Restricted Cash at End of Period	$583	$461	$226
Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$109	$163	$176
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
On June 29, 2017, the GenOn Entities filed a Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (as may be amended, modified or supplemented from time to time), or the Plan, and a related Disclosure Statement, or the Disclosure Statement, with the Bankruptcy Court consistent with the restructuring support and lock-up agreement, or Restructuring Support Agreement, by and among the GenOn Entities, NRG, certain holders representing greater than 93% in aggregate principal amount of GenOn’s Senior Notes and certain holders representing greater than 93% in aggregate principal amount of GenOn Americas Generation’s Senior Notes, as further described in Note 3, Chapter 11 Cases. On September 18, 2017 and October 2, 2017, the GenOn Entities filed amendments to the Plan and the Disclosure Statement, which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the Plan, as amended, and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing. On or about October 6, 2017, the Debtors commenced solicitation of the Plan.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation’s Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders agreed to extend the milestones in the Restructuring Support Agreement, by which the Plan must become effective, or the Effective Date. Specifically, the Consent Agreement extends the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending.

On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.
Reorganization Items
Reorganization items represent costs and income directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn Energy, Inc.:

Year ended December 31, 2017
(In millions)
Legal and other professional advisory fees	$(90)
Write-off of debt premiums and credit reserves	60
$(30)
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
As described above and in Note 3, Chapter 11 Cases, the GenOn Entities have submitted the Plan in connection with the Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation's ability to continue as going concerns is dependent on many factors, including the consummation of the Plan in a timely manner and our ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as going concerns.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default as further described in Note 10, Debt and Capital Leases has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Due to Affiliates
Due to affiliates on GenOn Energy Inc.'s condensed balance sheet as of December 31, 2017 includes notes payable - affiliate of $10 million and accounts payable - affiliate of $460 million.
Due to affiliates on GenOn Energy Inc.'s condensed balance sheet as of December 31, 2016 includes notes payable - affiliate of $10 million and accounts payable - affiliate of $299 million.
Cash Dividends Received
For the year ended December 31, 2017, 2016 and 2015, GenOn Energy, Inc. did not receive any cash dividends from its subsidiaries.

2.	Long-Term Debt
For a discussion of GenOn Energy, Inc.’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Chapter 11 Cases
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
The Debt Documents set forth in 1-4 above provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder was immediately due and payable. The Debt Documents set forth in 5-6 above provide that as a result of the commencement of the Chapter 11 Cases the applicable indenture trustee or certain holders of the notes may declare the principal and accrued interest due thereunder to be immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases, and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 10, Debt and Capital Leases and Note 15, Commitments and Contingencies.

3.	Commitments, Contingencies and Guarantees
See Note 13, Income Taxes and Note 15, Commitments and Contingencies to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Energy, Inc.’s contingencies.
As of December 31, 2017, GenOn Energy, Inc. had $460 million of guarantees, which are included in Note 18, Guarantees, to the Registrants’ consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON ENERGY, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2017, 2016 and 2015

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2017	$1	$—	$—	$(1)	$—
Year Ended December 31, 2016	(1)	—	—	2	1
Year Ended December 31, 2015	—	—	—	(1)	(1)

Income tax valuation allowance, deducted from deferred tax assets(b)
Year Ended December 31, 2017	$2,087	$(642)	$76	$—	$1,521
Year Ended December 31, 2016	2,194	(92)	(15)	—	2,087
Year Ended December 31, 2015	2,779	16	—	(601)	2,194

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

(b)	The December 31, 2015 income tax valuation allowance reflects a decrease of $270 million. The adjustment had no impact to results from operations, net assets or cash flows.

Schedule I
GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
		(In millions)
Operating Income	$—	$—	$—
Other (Expense)/Income
Equity in (losses)/earnings of consolidated subsidiaries	(210)	172	138
Gain on debt extinguishment	—	—	42
Interest expense	(23)	(51)	(64)
Total other (expense)/income	(233)	121	116
(Loss)/Income Before Reorganization Items and Income Taxes	(233)	121	116
Reorganization items, net	46	—	—
(Loss)/Income Before Income Taxes	(187)	121	116
Income tax	—	—	—
Net (Loss)/Income	$(187)	$121	$116
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Investment in subsidiaries	$1,637	$1,846
Other non-current assets	15	—
Total other assets	1,652	1,846
Total Assets	$1,652	$1,846

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable — affiliate	$69	$24
Note payable — affiliate	11	11
Accrued expenses and other current liabilities	1	13
Total current liabilities	81	48
Liabilities Subject to Compromise	705	—
Other Liabilities
Long-term debt	—	745
Total non-current liabilities	—	745
Total Liabilities	786	793
Commitments and Contingencies
Member's Equity
Member's interest	866	1,053
Total member's equity	866	1,053
Total Liabilities and Member's Equity	$1,652	$1,846
See notes to condensed financial statements.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net cash provided by operating activities	$17	$3	$128
Cash Flows from Investing Activities
Capitalized interest	(2)	(3)	(2)
Net cash used by investing activities	(2)	(3)	(2)
Cash Flows from Financing Activities
Payments for financing costs	(15)	—	—
Payments of short and long-term debt	—	—	(126)
Net cash used by financing activities	(15)	—	(126)
Net Increase/(Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—
Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$26	$58	$76
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
On June 29, 2017, the GenOn Entities filed a Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (as may be amended, modified or supplemented from time to time), or the Plan, and a related Disclosure Statement, or the Disclosure Statement, with the Bankruptcy Court consistent with the restructuring support and lock-up agreement, or Restructuring Support Agreement, by and among the GenOn Entities, NRG, certain holders representing greater than 93% in aggregate principal amount of GenOn’s Senior Notes and certain holders representing greater than 93% in aggregate principal amount of GenOn Americas Generation’s Senior Notes, as further described in Note 3, Chapter 11 Cases. On September 18, 2017 and October 2, 2017, the GenOn Entities filed amendments to the Plan and the Disclosure Statement, which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the Plan, as amended, and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing. On or about October 6, 2017, the Debtors commenced solicitation of the Plan.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation’s Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders agreed to extend the milestones in the Restructuring Support Agreement, by which the Plan must become effective, or the Effective Date. Specifically, the Consent Agreement extends the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending.

On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.
Reorganization Items
Reorganization items represent costs and income directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn Americas Generation, LLC:

Year ended December 31, 2017
(In millions)
Write-off of debt premiums and credit reserves	$46
$46
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
As described above and in Note 3, Chapter 11 Cases, the GenOn Entities have submitted the Plan in connection with the Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation's ability to continue as going concerns is dependent on many factors, including the consummation of the Plan in a timely manner and our ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as going concerns.
With respect to GenOn Mid-Atlantic, a consolidated subsidiary of GenOn, management has determined that while it has sufficient cash on hand to fund current obligations including operating lease payments due under the GenOn Mid-Atlantic operating leases as of December 31, 2017, the potential significant adverse impact of financial stresses at GenOn Mid-Atlantic's parent companies and, to a lesser extent, any adverse impact resulting from the notification by GenOn Mid-Atlantic's lessors alleging the existence of certain lease events of default as further described in Note 10, Debt and Capital Leases has caused there to be substantial doubt about GenOn Mid-Atlantic's ability to continue as a going concern.
Cash Dividends and Distributions
For the year ended December 31, 2017, 2016 and 2015, GenOn Americas Generation, LLC did not receive any cash dividends from its subsidiaries.

2.	Long-Term Debt
For a discussion of GenOn Americas Generation, LLC’s long-term debt, see Note 10, Debt and Capital Leases, to the Registrants’ consolidated financial statements.
Chapter 11 Cases
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
The Debt Documents set forth in 1-4 above provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder was immediately due and payable. The Debt Documents set forth in 5-6 above provide that as a result of the commencement of the Chapter 11 Cases the applicable indenture trustee or certain holders of the notes may declare the principal and accrued interest due thereunder to be immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases, and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 10, Debt and Capital Leases and Note 15, Commitments and Contingencies.

3.	Commitments, Contingencies and Guarantees
See Note 15, Commitments and Contingencies, to the Registrants’ consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies. At December 31, 2017, GenOn Americas Generation, LLC did not have any guarantees.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

For the Years Ended December 31, 2017, 2016 and 2015

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2017	$1	$—	$—	$(1)	$—
Year Ended December 31, 2016	—	—	—	1	1
Year Ended December 31, 2015	1	—	—	(1)	—

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
For the Years Ended December 31, 2017, 2016 and 2015

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Provision for uncollectible accounts (a)
Year Ended December 31, 2017	$—	$—	$—	$—	$—
Year Ended December 31, 2016	4	—	—	(4)	—
Year Ended December 31, 2015	2	—	—	2	4

(a)	Provision for uncollectible accounts represents credit reserves for derivative contract assets.

GenOn Energy, Inc. Exhibit Index

Exhibit No.	Exhibit Name
2.1
Stock and Note Purchase Agreement by and among Mirant Asia-Pacific Ventures, Inc., Mirant Asia-Pacific Holdings, Inc., Mirant Sweden International AB (publ), and Tokyo Crimson Energy Holdings Corporation, dated at December 11, 2006 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed December 13, 2006)

2.2**
Agreement and Plan of Merger, dated as of July 20, 2012, by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed July 23, 2012)

2.3
Third Amended Joint Chapter 11 Plan of Reorganization of GenOn Energy, Inc. and its Debtor Affiliates (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

2.4**
Asset Purchase Agreement by and between Kestrel Acquisitions, LLC, as Purchaser, and NRG Wholesale Generation LP and RRI Energy Services, LLC, as Sellers, dated as of February 22, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 27, 2018)

2.5**
Purchase and Sale Agreement, by and among Stonepeak Kestrel Holdings LLC, as Purchaser, NRG Canal LLC, as Seller, and GenOn HoldCo 10, LLC, as Company, dated as of March 22, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018)

3.1
Fourth Amended and Restated Certificate of Incorporation of GenOn Energy, Inc., effective as of December 14, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

3.2*	Ninth Amended and Restated By-Laws of GenOn Energy, Inc., effective as of February 1, 2016
4.1	Form of Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012)
4.2
Form of Rights Agreement between Reliant Resources, Inc. and The Chase Manhattan Bank, as Rights Agent, including a form of Rights Certificates, dated at January 15, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A Amendment No. 8, Registration No. 333-48038)

4.3
Amendment No. 1 to Rights Agreement, by and between RRI Energy, Inc., JPMorgan Chase Bank, N.A., and Computershare Trust Company, N.A., dated at November 23, 2010 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2010)

4.4
Senior Indenture between Reliant Energy, Inc. and Wilmington Trust Company, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

4.5
Indenture between Orion Power Holdings, Inc. and Wilmington Trust Company, dated at April 27, 2000 (Incorporated herein by reference to Exhibit 4.1 to the Orion Power Holdings, Inc. Registration Statement on Form S-1, Registration No. 333-44118 filed August 18, 2000)

4.6
Fifth Supplemental Indenture relating to the 7.875% Senior Notes due 2017, between Reliant Energy, Inc. and Wilmington Trust Company, dated at June 13, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

4.7
Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 filed June 18, 2001)

4.8
Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4, Registration No. 333-63240 filed on June 18, 2001)

4.9
Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 8.50% Senior Note due 2021, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Americas Generation, Inc. Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 filed on May 7, 2002)

4.10
Form of Sixth Supplemental Indenture from Mirant Americas Generation, LLC to Bankers Trust Company, dated at November 1, 2001, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10‑K filed February 27, 2009)

4.11
Seventh Supplemental Indenture from Mirant Americas Generation, LLC to Wells Fargo Bank, National Association, dated at January 3, 2006, relating to indenture dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Mirant Americas Generation, LLC Quarterly Report on Form 10-Q filed May 14, 2007)

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
4.15(a)
Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.15(b)
Schedule identifying substantially identical agreement to Pass Through Trust Agreement A (Incorporated herein by reference to Exhibit 4.4(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.16(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.16(b)
Schedule identifying substantially identical agreements to Participation Agreement (Incorporated herein by reference to Exhibit 4.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.17(a)
Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6 (a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.17(b)
Schedule identifying substantially identical agreement to Participation Agreement (Incorporated herein by reference to Exhibit 4.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-6166 filed May 25, 2001)

4.18(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.18(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.19(a)
Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.19(b)
Schedule identifying substantially identical agreement to Facility Lease Agreement (Incorporated herein by reference to Exhibit 4.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.20(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.20(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.9(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.21(a)
Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Owner Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.21(b)
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement (Incorporated herein by reference to Exhibit 4.10(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.22(a)
Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.22(b)
Schedule identifying substantially identical notes to Lessor Notes (Incorporated herein by reference to Exhibit 4.11(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.23(a)
Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.23(b)
Schedule identifying substantially identical notes to Series A Lessor Notes (Incorporated herein by reference to Exhibit 4.12(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.24(a)
Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.24(b)
Schedule identifying substantially identical notes to Series B Lessor Note (Incorporated herein by reference to Exhibit 4.13(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.25(a)
Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.25(b)
Schedule identifying substantially identical notes to Series B Lessor Notes (Incorporated herein by reference to Exhibit 4.14(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

4.26(a)
Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.26(b)
Schedule identifying substantially identical notes to Series C Lessor Notes (Incorporated herein by reference to Exhibit 4.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668)

4.27(a)
Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A Registration No. 333-61668 filed July 3, 2001)

4.27(b)
Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement constituting Exhibit 4.36(a) (Incorporated herein by reference to Exhibit 4.17(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4/A, Registration No. 333-61668 filed July 3, 2001)

4.28
Senior Notes Indenture, relating to the 9.50% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010 (Incorporated by reference to Exhibit 4.4 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

4.29
Supplemental Indenture, relating to the 9.50% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by and among GenOn Escrow Corp., GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2010)

4.30
Amendment No. 2, dated as of December 14, 2012, to the Rights Agreement dated as of January 15, 2001 between RRI Energy, Inc., JP Morgan Chase and Computershare Trust Company, N.A., as successor to JP Morgan Chase Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 14, 2012)

4.31
Indenture, dated May 8, 2017, between Remote Escrow Finance Vehicle LLC and The Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 9, 2017)

10.1.1(a)
Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.1(b)
Schedules to Master Separation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.1B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.2(a)
Tax Allocation Agreement by and among Reliant Resources, Inc., and its affiliated companies and Reliant Energy, Incorporated and its affiliate companies dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.8 to the CenterPoint Energy Houston Electric, LLC Quarterly Report on Form 10-Q filed May 14, 2001)

10.1.2(b)
Exhibit to Tax Allocation Agreement between Reliant Resources, Inc. and Reliant Energy, Incorporated, dated at December 31, 2000 (Incorporated herein by reference to Exhibit 10.2B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.3
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.4(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.5(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.5(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.6(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.6(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.7B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.7(a)
Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 27, 2004)

10.1.7(b)
Exhibit C Form of Supplement to Exhibit B to Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors defined therein and J.P. Morgan Trust Company, National Association, as trustee, dated at December 22, 2004 (Incorporated herein by reference to Exhibit 10.8B to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.8
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.9
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.10
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.11
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association, as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.12
Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy Power Supply, LLC, Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and J.P. Morgan Trust Company, National Association as trustee, dated at September 21, 2006 (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 28, 2007)

10.1.13
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2001A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.14
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.15
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.16
Second Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.17
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among Reliant Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at December 1, 2006 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2006)

10.1.18
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.19
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among, RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.20
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.21
Third Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.22
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy Solutions East, LLC, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Trust Company, N.A., as trustee, dated at June 1, 2009 (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009)

10.1.23
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.24
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2002B, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.25
Fourth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (Reliant Energy Seward, LLC Project), Series 2003A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.26
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenues Bonds (Reliant Energy Seward, LLC Project), Series 2004A, among RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at August 20, 2009 (Incorporated herein by reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed August 24, 2009)

10.1.27
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2001A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.28
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.29
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2002B, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.30
Fifth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2003A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.31
Sixth Supplemental Guarantee Agreement relating to Pennsylvania Economic Development Financing Authority's Exempt Facilities Revenue Bonds (RRI Energy Seward, LLC Project), Series 2004A, among RRI Energy Channelview LP, RRI Energy, Inc., the Subsidiary Guarantors as defined in the Guarantee Agreement and The Bank of New York Mellon Trust Company, N.A., as trustee, dated at December 1, 2009 (Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed February 25, 2010)

10.1.32(a)
Credit and Guaranty Agreement among Reliant Energy, Inc., as Borrower, the Other Loan Parties referred to therein as guarantors, the Other Lenders Party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and ABN AMRO Bank N.V., as Joint Bookrunners with respect to the Revolving Credit Facility and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Merrill Lynch Capital Corporation and Bear, Sterns & Co. Inc., as Joint Bookrunners with respect to the Pre-Funded L/C Facility, dated at June 12, 2007 (Incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed June 15, 2007)

10.1.32(b)†
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
10.1.39
Schedule identifying substantially identical agreements to Second Amendment to Participation Agreement constituting Exhibit 10.1.38 (Incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 15, 2006)

10.1.40
Guarantee by NRG Energy, Inc., as Guarantor, in favor of Reliant Energy, Inc., dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.84 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.1.41(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.41(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.42(a) (Incorporated herein by reference to Exhibit 10.21(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.42(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.1.42(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.1.43(a)  (Incorporated herein by reference to Exhibit 10.22(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 May 25, 2001)

10.1.43
Purchase Agreement by and among RRI Energy, Inc., Mirant Corporation, GenOn Escrow Corp. and J.P. Morgan Securities LLC, as representative of the several initial purchasers, dated at September 20, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 5, 2010)

10.1.44(a)
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012 (Incorporated by reference to Exhibit 10.1.51 to the Registrant's Annual Report on Form 10-K filed February 27, 2013)

10.1.44(b)
Amendment No. 1 to Revolving Credit Agreement by and among GenOn Energy, Inc., NRG Americas, Inc. (f/k/a GenOn Americas, Inc.), the subsidiary guarantors thereto and NRG Energy, Inc., dated as of December 13, 2015 (Incorporated by reference to Exhibit 10.1.44(b) to the Registrant's Annual Report on Form 10-K filed February 29, 2016)

10.2.1
Facility Lease Agreement between Conemaugh Lessor Genco LLC and Reliant Energy Mid-Atlantic Power Holdings, LLC, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.6a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.2
Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 10.2.1 (Incorporated herein by reference to Exhibit 4.6b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.3
Lease Indenture of Trust, Mortgage and Security Agreement between Conemaugh Lessor Genco LLC, as Owner Lessor, and Bankers Trust Company, as Lease Indenture Trustee, dated at August 24, 2000 (Incorporated herein by reference to Exhibit 4.8a to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.4
Schedule identifying substantially identical agreements to Lease Indenture of Trust constituting Exhibit 10.3.3 (Incorporated herein by reference to Exhibit 4.8b to the Reliant Energy Mid-Atlantic Power Holdings, LLC Registration Statement on Form S-4, Registration No. 333-51464 filed December 8, 2000)

10.2.5(a)
Facility Site Lease and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.5(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.2.5(a) (Incorporated herein by reference to Exhibit 10.5(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.6(a)
Facility Site Lease and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.6(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.2.6(a) (Incorporated herein by reference to Exhibit 10.6(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.7(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.7(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.2.7(a) (Incorporated herein by reference to Exhibit 10.7(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.8(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.8(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.2.8(a) (Incorporated herein by reference to Exhibit 10.8(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.9(a)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.9(b)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.10(a)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.10(b)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.11(a)
Ownership and Operation Agreement among Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC, and Southern Energy Mid‑Atlantic, LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.2.11(b)
Ownership and Operation Agreement among Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17 (b) to the Mirant Mid-Atlantic, LLC Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.3.1
Agreement Regarding Prosecution of Litigation by and among Merrill Lynch Commodities, Inc., Merrill Lynch & Co., Inc., Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC and Reliant Energy Solutions East, LLC, dated at February 28, 2009 (Incorporated herein by reference to Exhibit 10.85 to the Registrant's Annual Report on Form 10-K filed March 2, 2009)

10.3.2†
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.3.3
Settlement Agreement and Release by and among Mirant Corporation, PEPCO, and PEPCO Settling Parties dated at May 30, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed May 31, 2006)

10.4
Payment Agreement, dated as of January 27, 2017, by and between GenOn Mid-Atlantic and Natixis Funding Corp. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 2, 2017)

10.5
Amendment No. 2 to Revolving Credit Agreement, dated May 8, 2017, by and among GenOn Energy, Inc., as borrower, NRG Americas, Inc., as borrower, the guarantors party thereto and NRG Energy, Inc., as administrative agent and lender (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on May 9, 2017)

10.6
Services Agreement Amendment, dated May 8, 2017, between GenOn Energy, Inc. and NRG Energy, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on May 9, 2017)

10.7
Consent Agreement, dated as of May 22, 2017, by and among GenOn Energy, Inc., NRG Energy, Inc. and the holders of Notes signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on May 23, 2017)

10.8
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 14, 2017)

10.9
Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017)

10.10
Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017)

10.11
Forbearance Agreement, dated as of July 7, 2017, by and among U.S. Bank National Association, certain Holders of Pass Through Trust Certificates thereto and GenOn Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2017)

10.12
First Amendment to Backstop Commitment Letter, dated as of August 9, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto, amending that certain Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2017)

10.13
Amended and Restated Backstop Commitment Letter, dated as of October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the guarantors party thereto and backstop parties thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017)

10.14
First Amendment, dated as of October 2, 2017, to the Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, NRG Energy, Inc. and the consenting noteholders party thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 6, 2017)

10.15
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and certain of their directly and indirectly-owned subsidiaries listed on the signature pages thereto, and the required consenting noteholders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017)

10.16
Settlement Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. on behalf of itself and the NRG Parties, GenOn Energy, Inc. on behalf of itself and the Debtors (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.17
Transition Services Agreement, dated as of December 14, 2017, by and between GenOn Energy, Inc. and NRG Energy, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.18
Cooperation Agreement, dated as of December 14, 2017, by and between GenOn Energy, Inc. and NRG Energy, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.19
Pension Indemnity Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.20
Employee Matters Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.21
Tax Matters Agreement, initially dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc., and by Reorganized GenOn upon the Effective Date (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.22*^	GenOn Energy, Inc. Incentive Bonus Plan
10.23
Amendment No. 1 to Cooperation Agreement, by and between GenOn Energy, Inc. and NRG Energy, Inc., effective as of March 8, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018)

21.1A1*	Subsidiaries of GenOn Energy, Inc.
31.1A1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A1*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A1*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A1*	Section 1350 Certification
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
^ Exhibit relates to compensation arrangements.

GenOn Americas Generation Exhibit Index

Exhibit No.	Exhibit Name
1.1
Purchase Agreement, dated at October 3, 2001, among Mirant Americas Generation, Inc. and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchasers (Incorporated herein by reference to Exhibit 1.1 to Registrant's Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124 filed May 7, 2002)

2.1
Purchase and Sale Agreement by and between Mirant Americas, Inc. and LS Power Acquisition Co. I, LLC, dated at January 15, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed January 18, 2007)

2.2
Third Amended Joint Chapter 11 Plan of Reorganization of GenOn Energy, Inc. and its Debtor Affiliates (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed December 18, 2017)

2.3**
Asset Purchase Agreement by and between Kestrel Acquisitions, LLC, as Purchaser, and NRG Wholesale Generation LP and RRI Energy Services, LLC, as Sellers, dated as of February 22, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 27, 2018)

2.4**
Purchase and Sale Agreement, by and among Stonepeak Kestrel Holdings LLC, as Purchaser, NRG Canal LLC, as Seller, and GenOn HoldCo 10, LLC, as Company, dated as of March 22, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018)

3.1
Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed November 9, 2001)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at December 3, 2010 (Incorporated herein by reference to Exhibit 3.2A1 to Registrant's Annual Report on Form 10-K filed March 1, 2011)

3.3*	Third Amended and Restated Limited Liability Company Agreement for GenOn Americas Generation, LLC dated February 1, 2016
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
Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)

10.2
Membership Interest Purchase and Sale Agreement, dated at January 31, 2007, between Mirant New York, Inc. and Alliance Energy Renewables, LLC (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed May 14, 2007)

10.3
Settlement and Release of Claims Agreement, by and among the Mirant Parties, the California Parties and OMOI, dated at January 13, 2005 (Incorporated herein by reference to Exhibit 10.39 to the Mirant Corporation Annual Report on Form 10-K filed March 15, 2005)

10.4
Administrative Services Agreement dated at January 3, 2006 by and between Mirant Americas Generation, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.5
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.7
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.8
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.9
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.10
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.11
Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K filed March 31, 2006)

10.12
Payment Agreement, dated as of January 27, 2017, by and between GenOn Mid-Atlantic, LLC and Natixis Funding Corp. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on February 2, 2017)

10.13
Consent Agreement, dated as of May 22, 2017, by and among GenOn Energy, Inc., NRG Energy, Inc. and the holders of Notes signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on May 23, 2017)

10.14
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 14, 2017)

10.15
Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017)

10.16
Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017)

10.17
Forbearance Agreement, dated as of July 7, 2017, by and among U.S. Bank National Association, certain Holders of Pass Through Trust Certificates thereto and GenOn Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2017)

10.18
First Amendment to Backstop Commitment Letter, dated as of August 9, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto, amending that certain Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2017)

10.19
Amended and Restated Backstop Commitment Letter, dated as of October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the guarantors party thereto and backstop parties thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017)

10.20
First Amendment, dated as of October 2, 2017, to the Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, NRG Energy, Inc. and the consenting noteholders party thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 6, 2017)

10.21
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and certain of their directly and indirectly-owned subsidiaries listed on the signature pages thereto, and the required consenting noteholders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017)

10.22
Settlement Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. on behalf of itself and the NRG Parties, GenOn Energy, Inc. on behalf of itself and the Debtors (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.23
Transition Services Agreement, dated as of December 14, 2017, by and between GenOn Energy, Inc. and NRG Energy, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.24
Cooperation Agreement, dated as of December 14, 2017, by and between GenOn Energy, Inc. and NRG Energy, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.25
Pension Indemnity Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.26
Employee Matters Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.27
Tax Matters Agreement, initially dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc., and by Reorganized GenOn upon the Effective Date (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on December 18, 2017)

10.28
Amendment No. 1 to Cooperation Agreement, by and between GenOn Energy, Inc. and NRG Energy, Inc., effective as of March 8, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018)

21.1A2*	Subsidiaries of GenOn Americas Generation, LLC
31.1A2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2A2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.3A2*	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act
32.A2*	Section 1350 Certification
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisk indicates exhibits filed herewith.
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

3.3*	Third Amended and Restated Limited Liability Company Agreement of GenOn Mid-Atlantic, LLC dated February 1, 2016
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
Amendment No. 2 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.1(c) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.7(a)
Interconnection Agreement (Dickerson) by and between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.2(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.7(b)
Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.7(a) hereto (Incorporated herein by reference to Exhibit 10.2(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.8(a)
Easement, License and Attachment Agreement (Dickerson Station) by and between Potomac Electric Power Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.3(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.8(b)
Schedule identifying substantially identical agreements to Easement, License and Attachment Agreement constituting Exhibit 10.8(a) (Incorporated herein by reference to Exhibit 10.3(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.9(a)
Bill of Sale (SEMA: Dickerson; Morgantown; RR Spur; Production Service Center) by Potomac Electric Power Company, for the benefit of Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.4(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.9(b)
Schedule identifying substantially identical documents to Bill of Sale constituting Exhibit 10.9(a) hereto (Incorporated herein by reference to Exhibit 10.4(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.10(a)
Facility Site Lease and Easement Agreement (L1) among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.10(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.10(a) (Incorporated herein by reference to Exhibit 10.5(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.11(a)
Facility Site Lease and Easement Agreement (L1) among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.11(b)
Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.11(a) (Incorporated herein by reference to Exhibit 10.6(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.12(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.12(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.12(a) (Incorporated herein by reference to Exhibit 10.7(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.13(a)
Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.13(b)
Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.13(a) (Incorporated herein by reference to Exhibit 10.8(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.14
Capital Contribution Agreement by and between Southern Energy, Inc. and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.15
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Peaker, LLC in the original principal amount of $71,110,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.16
Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River, LLC in the original principal amount of $152,165,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.17(a)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.17(b)
Shared Facilities Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC and Morgantown OL7 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.18(a)
Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.18(b)
Assignment and Assumption Agreement among Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC and Morgantown OL7 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.19(a)
Ownership and Operation Agreement between Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.19(b)
Ownership and Operation Agreement between Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 constituting Exhibit 10.19(a) (Incorporated herein by reference to Exhibit 10.17(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.20(a)
Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.20(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.20(a) (Incorporated herein by reference to Exhibit 10.21(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.21(a)
Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.21(b)
Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) (Incorporated herein by reference to Exhibit 10.22(b) to Registrant's Registration Statement on Form S-4, Registration No. 333-61668 filed May 25, 2001)

10.22
Payment Agreement, dated as of January 27, 2017, by and between GenOn Mid-Atlantic, LLC and Natixis Funding Corp. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on February 2, 2017)

10.23
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 14, 2017)

10.24
Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017)

10.25
Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017)

10.26
Forbearance Agreement, dated as of July 7, 2017, by and among U.S. Bank National Association, certain Holders of Pass Through Trust Certificates thereto and GenOn Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2017)

10.27
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and certain of their directly and indirectly-owned subsidiaries listed on the signature pages thereto, and the required consenting noteholders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017)

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

GENON ENERGY, INC. (Registrant)

By:	/s/ MARK ALLEN MCFARLAND

Mark Allen McFarland Chief Executive Officer

Date: March 30, 2018

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Brian E. Curci such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2018.

Signature	Title	Date
/s/ MARK ALLEN MCFARLAND	President, Chief Executive Officer and Director	March 30, 2018
Mark Allen McFarland	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer	March 30, 2018
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Vice President and Chief Accounting Officer	March 30, 2018
David Callen	(Principal Accounting Officer)
/s/ FREDERIC F. BRACE	Director	March 30, 2018
Frederic F. Brace
/s/ JOHN CHILLEMI	Director	March 30, 2018
John Chillemi
/s/ JONATHAN F. FOSTER	Director	March 30, 2018
Jonathan F. Foster
/s/ GAETAN FROTTE	Director	March 30, 2018
Gaetan Frotte
/s/ JUDITH LAGANO	Director	March 30, 2018
Judith Lagano
/s/ GLEN E. MACKEY	Director	March 30, 2018
Glen E. Mackey

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON AMERICAS GENERATION, LLC (Registrant)

By:	/s/ MARK ALLEN MCFARLAND

Mark Allen McFarland Chief Executive Officer

Date: March 30, 2018

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Brian E. Curci such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2018.

Signature	Title	Date
/s/ MARK ALLEN MCFARLAND	President and Chief Executive Officer	March 30, 2018
Mark Allen McFarland	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer	March 30, 2018
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Vice President and Chief Accounting Officer	March 30, 2018
David Callen	(Principal Accounting Officer)
/s/ JOHN CHILLEMI	Manager	March 30, 2018
John Chillemi
/s/ ANDREW C. KIDD	Manager	March 30, 2018
Andrew C. Kidd
/s/ GLEN E. MACKEY	Manager	March 30, 2018
Glen E. Mackey

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC (Registrant)

By:	/s/ MARK ALLEN MCFARLAND

Mark Allen McFarland Chief Executive Officer

Date: March 30, 2018

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Brian E. Curci such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2018.

Signature	Title	Date
/s/ MARK ALLEN MCFARLAND	President and Chief Executive Officer	March 30, 2018
Mark Allen McFarland	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Executive Vice President and Chief Financial Officer	March 30, 2018
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Vice President and Chief Accounting Officer	March 30, 2018
David Callen	(Principal Accounting Officer)
/s/ JOHN CHILLEMI	Manager	March 30, 2018
John Chillemi
/s/ NEAL P. GOLDMAN	Manager	March 30, 2018
Neal P. Goldman
/s/ JUDITH LAGANO	Manager	March 30, 2018
Judith Lagano
/s/ GLEN E. MACKEY	Manager	March 30, 2018
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