Form 10-Q
period 2018-03-31
GenOn Energy, Inc.; GENON AMERICAS GENERATION LLC
filed 2018-05-15
CIK 1126294, 1140761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2018

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
This combined Form 10-Q is separately filed by GenOn Energy, Inc. and GenOn Americas Generation, LLC. Information contained in this combined Form 10-Q relating to GenOn Energy, Inc. and GenOn Americas Generation, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
(GenOn and GenOn Americas Generation)
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Registrants’ actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2017, under Item 1A - Risk Factors, in Part II, Item 1A herein, and the following:

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2017
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized power prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
BRA	Base Residual Auction
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CES	Clean Energy Standard
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
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

Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of fuels and other cost of sales
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
ESPS	Existing Source Performance Standards
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the U.S.
GenMA Settlement
The settlement terms finalized and effective as of April 27, 2018 among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders as part of the Bankruptcy Court approval of the Plan

GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $395 million outstanding unsecured senior notes consisting of $208 million of 8.50% senior notes due 2021 and $187 million of 9.125% senior notes due 2031 as of 3/31/2018
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries

GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Americas Generation, LLC
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

GHG	Greenhouse Gases
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
ISO	Independent System Operator, also referred to as RTO
ISO-NE	ISO New England Inc.
MC Asset Recovery	MC Asset Recovery, LLC
Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries
Mirant/RRI Merger	The merger completed on December 3, 2010 of Mirant Corporation and RRI Energy Inc. to form GenOn Energy, Inc.
Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
Mothballed
The unit has been removed from service and is unavailable for service, but has been laid up in a manner such that it can be brought back into service with an appropriate amount of notification, typically weeks or months

MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Natixis	Natixis Funding Corp.
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to GenOn and GenOn Americas Generation, as applicable, net of collateral
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Americas	NRG Americas, Inc. (formerly known as GenOn Americas Generation, Inc.)
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NSPS	New Source Performance Standards
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
Petition Date	June 14, 2017
PJM	PJM Interconnection, LLC
Plan	Joint Chapter 11 Plan of Reorganization of the GenOn Entities filed on June 29, 2017 and as amended on September 18, 2017, October 2, 2017 and December 12, 2017

RCRA	Resource Conservation and Recovery Act of 1976
Registrants	GenOn and GenOn Americas Generation, collectively
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
Restructuring Support Agreement
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017 and as amended by the first amendment thereto on October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto

RGGI	Regional Greenhouse Gas Initiative
RPM	Reliability Pricing Model
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Operating Revenues
Operating revenues	$573	$329
Operating revenues — affiliate	—	52
Total operating revenues	573	381
Operating Costs and Expenses
Cost of operations	246	202
Cost of operations — affiliate	90	71
Depreciation and amortization	37	43
General and administrative	12	13
General and administrative — affiliate	19	46
Restructuring and transition-related costs	23	—
Total operating costs and expenses	427	375
Operating Income	146	6
Other Income/(Expense)
Other income, net	6	5
Interest expense	(3)	(44)
Interest expense — affiliate	(3)	(3)
Total other expense	—	(42)
Income/(Loss) Before Reorganization Items and Income Taxes	146	(36)
Reorganization items	(33)	—
Income/(Loss) Before Income Taxes	113	(36)
Income tax expense	—	1
Net Income/(Loss)	$113	$(37)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Net Income/(Loss)	$113	$(37)
Other Comprehensive Income, net of tax of $0:
Defined benefit plans	3	1
Other comprehensive income	3	1
Comprehensive Income/(Loss)	$116	$(36)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$687	$837
Restricted cash	1	1
Accounts receivable	86	122
Inventory	259	338
Derivative instruments	22	14
Derivative instruments — affiliate	1	1
Cash collateral posted in support of energy risk management activities	63	57
Cash collateral posted in support of energy risk management activities — affiliate	28	32
Current assets held-for-sale	29	—
Prepaid rent and other current assets	148	152
Total current assets	1,324	1,554
Property, plant and equipment, net	1,626	2,217
Other Assets
Intangible assets, net	17	23
Derivative instruments	4	3
Derivative instruments — affiliate	—	1
Long-term deposits	130	130
Prepaid rent — non-current	324	341
Non-current assets held-for-sale	559	—
Other non-current assets	133	135
Total other assets	1,167	633
Total Assets	$4,117	$4,404
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$1
Current portion of long-term debt — affiliate	125	125
Accounts payable	95	105
Accounts payable — affiliate	10	36
Derivative instruments	16	22
Derivative instruments — affiliate	5	7
Current liabilities held-for-sale	6	—
Accrued expenses and other current liabilities	104	133
Total current liabilities	362	429
Liabilities Subject to Compromise	2,479	2,840
Other Liabilities
Long-term debt and capital leases	39	39
Derivative instruments — affiliate	3	3
Out-of-market contracts	603	734
Non-current liabilities held-for-sale	166	—
Other non-current liabilities	274	284
Total non-current liabilities	1,085	1,060
Total Liabilities	3,926	4,329
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	338	338
Accumulated deficit	(138)	(251)
Accumulated other comprehensive loss	(9)	(12)
Total Stockholder's Equity	191	75
Total Liabilities and Stockholder's Equity	$4,117	$4,404
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$113	$(37)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	37	43
Amortization of debt premiums	—	(14)
Amortization of out-of-market contracts and emission allowances	(18)	(20)
Changes in derivative instruments	(16)	(13)
Changes in collateral deposits supporting energy risk management activities	(2)	53
Changes in other working capital	44	3
Net Cash Provided by Operating Activities	158	15
Cash Flows from Investing Activities
Capital expenditures	(8)	(32)
Net Cash Used by Investing Activities	(8)	(32)
Cash Flows from Financing Activities
Increase in long-term deposits	—	(125)
Payment for credit support	—	(130)
Payments for deferred financing costs	—	(1)
Proceeds from draw on intercompany secured revolving credit facility	—	125
Payments for current and long-term debt	(300)	(1)
Net Cash Used by Financing Activities	(300)	(132)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(150)	(149)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	838	1,034
Cash and Cash Equivalents and Restricted Cash at End of Period	$688	$885

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Operating Revenues
Operating revenues	$526	$294
Operating revenues — affiliate	(7)	35
Total operating revenues	519	329
Operating Costs and Expenses
Cost of operations	143	110
Cost of operations — affiliate	256	178
Depreciation and amortization	14	18
General and administrative	2	—
General and administrative — affiliate	11	25
Restructuring and transition-related costs	6	—
Total operating costs and expenses	432	331
Operating Income/(Loss)	87	(2)
Other Income/(Expense)
Other income, net	3	1
Interest expense	—	(13)
Interest expense — affiliate	—	(1)
Total other income/(expense)	3	(13)
Income/(Loss) Before Income Taxes	90	(15)
Income tax	—	—
Net Income/(Loss)	$90	$(15)

See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$258	$175
Accounts receivable	70	107
Accounts receivable — affiliate	88	—
Note receivable — affiliate	318	318
Inventory	146	211
Derivative instruments	22	14
Derivative instruments — affiliate	21	29
Cash collateral posted in support of energy risk management activities	60	54
Cash collateral posted in support of energy risk management activities — affiliate	28	32
Current assets held-for-sale	25	—
Prepaid rent and other current assets	88	87
Total current assets	1,124	1,027
Property, plant and equipment, net	786	829
Other Assets
Intangible assets, net	17	23
Derivative instruments	3	3
Derivative instruments — affiliate	4	5
Long-term deposits	130	130
Prepaid rent — non-current	259	277
Non-current assets held-for-sale	34	—
Other non-current assets	26	28
Total other assets	473	466
Total Assets	$2,383	$2,322
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$38	$46
Accounts payable — affiliate	—	3
Derivative instruments	16	22
Derivative instruments — affiliate	29	25
Current liabilities held-for-sale	1	—
Accrued expenses and other current liabilities	33	43
Total current liabilities	117	139
Liabilities Subject to Compromise	421	721
Other Liabilities
Derivative instruments — affiliate	7	7
Out-of-market contracts	457	464
Non-current liabilities held-for-sale	5	—
Other non-current liabilities	120	125
Total non-current liabilities	589	596
Total Liabilities	1,127	1,456
Commitments and Contingencies
Member’s Equity
Member’s interest	1,256	866
Total Member’s Equity	1,256	866
Total Liabilities and Member’s Equity	$2,383	$2,322
See accompanying notes to condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$90	$(15)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	14	18
Amortization of debt premiums	—	(2)
Amortization of out-of-market contracts and emission allowances	(7)	(7)
Changes in derivative instruments	(1)	6
Changes in collateral deposits supporting energy risk management activities	(2)	53
Changes in other working capital	(6)	(76)
Net Cash Provided/(Used) by Operating Activities	88	(23)
Cash Flows from Investing Activities
Capital expenditures	(5)	(12)
Net Cash Used by Investing Activities	(5)	(12)
Cash Flows from Financing Activities
Payment for credit support	—	(130)
Payments for financing costs	—	(1)
Net Cash Used by Financing Activities	—	(131)
Net Increase/(Decrease) in Cash and Cash Equivalents	83	(166)
Cash and Cash Equivalents at Beginning of Period	175	471
Cash and Cash Equivalents at End of Period	$258	$305

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Debtor-In-Possession)
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation (GenOn and GenOn Americas Generation)
GenOn Energy, Inc., a wholly owned subsidiary of NRG, is a wholesale generator engaged in the ownership and operation of power generation facilities, with approximately 14,823 MW of net electric generating capacity located in the U.S.
GenOn Americas Generation is a wholesale power generator with approximately 6,878 MW of net electric generating capacity located, in many cases, near major metropolitan areas. GenOn Americas Generation's electric generating capacity is part of the 14,823 MW of net electric generating capacity of GenOn. GenOn Americas Generation is a Delaware limited liability company and an indirect wholly owned subsidiary of GenOn.
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
Liquidity and Ability to Continue as a Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Registrants will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Registrants be unable to continue as a going concern. Such adjustments could have a material adverse impact on the Registrants' results of operations, cash flows and financial position.

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
Basis of Presentation
This is a combined quarterly report of the Registrants for the quarter ended March 31, 2018. The notes to the condensed consolidated financial statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Registrants' 2017 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Registrants' consolidated financial positions as of March 31, 2018, and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2018 and 2017.
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

Note 2 — Summary of Significant Accounting Policies (GenOn and GenOn Americas Generation)
Other Balance Sheet Information (GenOn and GenOn Americas Generation)
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, for each of the Registrants as of March 31, 2018 and December 31, 2017:

	Property, plant and equipment Accumulated depreciation		Intangible assets Accumulated amortization
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
GenOn	$486	$634	$16	$70
GenOn Americas Generation	206	231	15	69
Other Cash Flow Information (GenOn Americas Generation)
As further described in Note 3, Chapter 11 Cases, and Note 7, Debt and Capital Leases, on December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes. Since GenOn made the payment on behalf of GenOn Americas Generation, the payment was reflected as a capital contribution from GenOn to GenOn Americas Generation. The capital contribution and corresponding payment of the GenOn Americas Generation Senior Notes are non-cash activities for GenOn Americas Generation for the three months ended March 31, 2018.
Also, as further described in Note 7, Debt and Capital Leases, $125 million of borrowings were drawn by GenOn under the secured intercompany revolving credit agreement between NRG and GenOn on behalf of GenOn Americas Generation, for which a corresponding payable was recorded by GenOn Americas Generation to GenOn. The non-current due to affiliate and related long-term deposit are non-cash activities for GenOn Americas Generation for the three months ended March 31, 2017.
Business Interruption Insurance Proceeds (GenOn and GenOn Americas Generation)
During the first quarter of 2018, GenOn received $16 million in business interruption insurance proceeds as a result of insurance claims from 2016 and 2014 forced outages at Bowline and Avon Lake, $14 million of which was received by GenOn Americas Generation. The proceeds from business interruption insurance are included in cost of operations on the statement of operations and in cash flows from operating activities in the statement of cash flows for GenOn and GenOn Americas Generation for the three months ended March 31, 2018.
Recent Accounting Developments — Guidance Adopted in 2018 (GenOn and GenOn Americas Generation)
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement.  The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period.  The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit cost is eligible for capitalization. The Registrants adopted the amendments of ASU No. 2017-07 effective January 1, 2018. In connection with the adoption of the standard, the Registrants have applied the guidance retrospectively which resulted in an increase in cost of operations of $2 million and a corresponding increase in other income, net on the statement of operations for GenOn for the three months ended March 31, 2017.

Revenue Recognition
Revenue from Contracts with Customers
On January 1, 2018, the Registrants adopted the guidance in ASC 606 using the modified retrospective method applied to contracts which were not completed as of the adoption date, with no adjustment required to the financial statements upon adoption. Following the adoption of the new standard, the Registrants' revenue recognition of its contracts with customers remains materially consistent with its historical practice. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Registrants' policies with respect to its various revenue streams are detailed below. In general, the Registrants apply the invoicing practical expedient to recognize revenue for the revenue streams detailed below, except in circumstances where the invoiced amount does not represent the value transferred to the customer.
Energy Revenue
Both physical and financial transactions are entered into to optimize the financial performance of the Registrants' generating facilities. Electric energy revenue is recognized upon transmission to the customer over time, using output method for measuring progress of satisfaction of performance obligations. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in the Registrants' consolidated statements of operations. The Registrants apply the invoicing practical expedient, where applicable, in recognizing energy revenue. Under the practical expedient, revenue is recognized based on the invoiced amount, which is equal to the value to the customer of the Registrants' performance obligation completed to date. Financial transactions, or the buying and selling of energy for trading purposes, are recorded net within operating revenues in the consolidated statements of operations in accordance with ASC 815.
Capacity Revenue
Capacity revenues consist of revenues billed to a third party at either the market or a negotiated contract price for making installed generation capacity available in order to satisfy system integrity and reliability requirements. Capacity revenues are recognized over time, using output method for measuring progress of satisfaction of performance obligations. The Registrants apply the invoicing practical expedient, where applicable, in recognizing capacity revenue. Under the practical expedient, revenue is recognized based on the invoiced amount, which is equal to the value to the customer of the Registrants' performance obligation completed to date.
Capacity revenue contracts mainly consist of:
Capacity auctions — The Registrants' largest sources of capacity revenues are capacity auctions in PJM, ISO-NE, and NYISO. Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time performance, where the Registrants' actual revenues will be the combination of revenues based on the cleared auction MWs plus the net of any over- and under-performance of the Registrants' fleet. Estimated revenues for cleared auction MWs in the various capacity auctions for GenOn are $499 million, $479 million, $332 million, $165 million and $26 million for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively. Estimated revenues for cleared auction MWs in the various capacity auctions for GenOn Americas Generation are $283 million, $295 million, $209 million, $116 million and $26 million for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.
Resource adequacy and bilateral contracts — In California, there is a resource adequacy requirement that is primarily satisfied through bilateral contracts. Such bilateral contracts are typically short-term resource adequacy contracts. When bilateral contracting does not satisfy the resource adequacy need, such shortfalls can be addressed through procurement tools administered by the CAISO, including the capacity procurement mechanism or reliability must-run contracts. Demand payments from the current long-term contracts are tied to summer peak demand and provide a mechanism for recovering a portion of the costs associated with new or changed environmental laws or regulations.
Sale of Emission Allowances
The Registrants record its inventory of emission allowances as part of intangible assets. From time to time, management may authorize the transfer of emission allowances in excess of usage from the Registrants' emission bank to intangible assets held-for-sale for trading purposes. The Registrants record the sale of emission allowances on a net basis within operating revenue in the consolidated statements of operations.

Disaggregated Revenues
The following table represents the Registrants' disaggregation of revenue from contracts with customers for the three months ended March 31, 2018:

Three months ended March 31, 2018		GenOn Americas
(In millions)	GenOn	Generation
Energy revenue(a)	$394	$355
Capacity revenue(a)	156	157
Mark-to-market for economic hedging activities(b)	14	1
Other revenues	9	6
Operating revenue	573	519
Less: Derivative revenue	10	(3)
Total revenue from contracts with customers	$563	$522
(a) The following amounts of energy and capacity revenue relate to derivative instruments and are accounted for under ASC 815:
Energy revenue	$(12)	$(12)
Capacity revenue	8	8
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815.
Contract Balances
The following table reflects the contract assets included in the Registrants' balance sheet as of March 31, 2018:

March 31, 2018		GenOn Americas
(In millions)	GenOn	Generation
Accounts receivable - Contracts with customers	$85	$69
Accounts receivable - Derivative instruments	1	1
Total accounts receivable	$86	$70
Recent Accounting Developments — Guidance Not Yet Adopted (GenOn and GenOn Americas Generation)
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Registrants will adopt the standard effective January 1, 2019 and expect to elect certain of the practical expedients permitted, including the expedient that permits the Registrants to retain its existing lease assessment and classification. The Registrants are currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Registrants are currently evaluating the impact the new guidance will have on their financial position and results of operations, the Registrants expect to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Registrants' review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Registrants believe the adoption of Topic 842 will have a material impact on their financial statements. The Registrants are also monitoring recent changes to Topic 842 and the related impact on the implementation process.

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
GenMA Settlement
The Bankruptcy Court order confirming the Plan also approved the settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders, or the GenMA Settlement, and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The definitive documentation consummating the GenMA Settlement was finalized and effective as of April 27, 2018.
Certain terms of the compromise reflected by the definitive documentation implementing the GenMA Settlement are as follows, as qualified by the applicable definitive documentation:

•
settlement of all pending litigation with the Owner Lessor Plaintiffs (as defined in the Plan), including two actions pending in the Supreme Court of the State of New York, and the release of certain claims and causes of action by and among NRG, GenOn Mid-Atlantic, the Owner Lessor Plaintiffs and certain of their respective related parties;

•
cash redemption or purchase of certain outstanding lessor notes/pass-through certificates, funded by (i) GenOn Mid-Atlantic cash on hand; (ii) proceeds from a J.P. Morgan letter of credit draw; and (iii) a $20.0 million subordinated loan by GenOn to GenOn Mid-Atlantic;

•	NRG caused a letter of credit to be issued in the amount of $37.5 million as credit support to GenOn Mid-Atlantic, in respect of GenOn Mid-Atlantic's rent obligations;

•
GenOn will retain $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic on account of the J.P. Morgan letter of credit draw and all proceeds of NRG’s settlement payment of approximately $261.3 million to be paid to GenOn upon consummation of the NRG Settlement (as defined in the Plan) to fully settle the disputes existing between such parties and their respective affiliates (subject to setoff of approximately $126.7 million in NRG claims against GenOn under the parties’ Intercompany Revolver);

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs.

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

2)
GenOn will receive cash consideration from NRG of $261.3 million pursuant to a settlement executed in connection with the Plan, which will be received in cash less any amounts owed to NRG under the intercompany secured revolving credit facility, or the Intercompany Revolver. As of March 31, 2018, GenOn owed NRG approximately $125 million under the Intercompany Revolver. See Note 9, Related Party Transactions, for further discussion of the Intercompany Revolver.

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

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2018 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization. GenOn’s pension liability as of March 31, 2018 was approximately $91 million. NRG will also retain the liability for GenOn's post-employment and retiree health and welfare benefits, in an amount up to $25 million.

5)
The shared services agreement between GenOn and NRG was terminated and replaced as of the plan confirmation date with a transition services agreement at an annualized rate of $84 million, subject to certain credits and adjustments. See Note 9, Related Party Transactions, for further discussion of the Services Agreement.

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

7)
NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. GenOn can no longer utilize the Intercompany Revolver and, on July 27, 2017, the letter of credit facility was terminated, as GenOn had obtained a separate letter of credit facility with a third party financial institution. See Note 9, Related Party Transactions, for further discussion of the Intercompany Revolver and the letter of credit facility and Note 7, Debt and Capital Leases, for the letter of credit facility obtained in July 2017.

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

9)
GenOn and NRG have agreed to cooperate in good faith to maximize the value of certain development projects. Pursuant to this, GenOn made a one-time payment in the amount of $15 million to NRG in December 2017 as compensation for a purchase option with respect to the Canal 3 project. On March 22, 2018, NRG agreed to sell Canal 3 to a third party, in conjunction with GenOn's sale of Canal Units 1 and 2 to the same third party. GenOn expects to be reimbursed $13.5 million of the one-time payment upon the close of the sale of Canal 3. The $15 million payment is recorded in prepaid rent and other current assets as of March 31, 2018 and December 31, 2017.

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
GenOn Debt
As of March 31, 2018, the Intercompany Revolver, GenOn Senior Notes, and GenOn Americas Generation Senior Notes totaled approximately $2.3 billion. The filing of the Chapter 11 Cases constitutes an event of default under the following debt instruments, or collectively, the Debt Documents:

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
The Debt Documents set forth in 1-4 above provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder was immediately due and payable. The Debt Documents set forth in 5-6 above provide that as a result of the commencement of the Chapter 11 Cases the applicable indenture trustee or certain holders of the notes may declare the principal and accrued interest due thereunder to be immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Documents were automatically stayed as a result of the commencement of the Chapter 11 Cases, and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 7, Debt and Capital Leases and Note 10, Commitments and Contingencies.
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. Since GenOn made the payment on behalf of GenOn Americas Generation, the payment was reflected as a non-cash capital contribution from GenOn to GenOn Americas Generation.
2022 Notes
On May 8, 2017, a remote special purpose limited liability company issued $550 million in principal amount of notes that bore interest at a rate of 10.5% with a maturity date of June 1, 2022. The proceeds were deposited into a separate and independently maintained escrow account along with 4% of the principal amount and accrued interest from May 8, 2017 through June 15, 2017 totaling $28 million. If certain conditions were satisfied, GenOn was expected to merge with the remote special purpose limited liability company and assume the obligation for the 2022 Notes, which were to be secured by certain of GenOn’s and its subsidiaries' assets. Based on the terms of the underlying transaction documents governing the 2022 Notes, on June 14, 2017, when GenOn filed the Chapter 11 Cases, the funds held in the escrow account were released to the holders of the 2022 Notes, which were simultaneously redeemed. In connection with the escrow release, GenOn expensed $18 million in fees incurred in connection with the 2022 Notes offering in other expense during the second quarter of 2017.
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

The Backstop Fee was considered earned by the Backstop Parties and was paid on June 13, 2017. This payment is effectively a discount (a reduction of the proceeds to be received by GenOn from the noteholders) and is reported in other non-current assets on GenOn’s consolidated balance sheet as of March 31, 2018. When the financing is in effect, it will be reported as a direct reduction from the carrying amount of the debt and amortized over the five-year term as interest expense.
Accounting for Reorganization
As a result of the Chapter 11 Cases, realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The consolidated financial statements for GenOn and GenOn Americas Generation were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.
Liabilities Subject to Compromise
GenOn's and GenOn Americas Generation's condensed consolidated balance sheets as of March 31, 2018 include amounts classified as liabilities subject to compromise which include prepetition liabilities that were allowed or that are estimated would be allowed as claims in its Chapter 11 proceedings. If there is uncertainty about whether a claim will be impaired under the Plan, the entire amount of the claim is included in liabilities subject to compromise. The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheets of GenOn and GenOn Americas Generation:

	As of March 31, 2018		As of December 31, 2017
	GenOn	GenOn Americas Generation	GenOn	GenOn Americas Generation
	(In millions)		(In millions)
Accounts payable and accrued expenses	$34	$9	$41	$9
Long-term debt, including current portion	2,264	395	2,615	695
Accrued interest	56	10	56	10
Pension and postretirement liabilities	116	—	117	—
Other	9	7	11	7
	$2,479	$421	$2,840	$721
Interest Expense
GenOn and GenOn Americas Generation will not pay interest expense during bankruptcy and it is not expected to be an allowable claim. Therefore, GenOn and GenOn Americas Generation did not record interest on the GenOn Senior Notes or the GenOn Americas Generation Senior Notes in the amount of $41 million and $11 million, respectively, for the three months ended March 31, 2018.
Reorganization Items
Reorganization items represent costs directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn:

Three months ended March 31, 2018
(In millions)
Legal and other professional advisory fees	$(22)
Fees paid to GenOn Americas Generation's senior unsecured noteholders	(11)
$(33)
During the three months ended March 31, 2018, $48 million of cash payments were made by GenOn for reorganization items, which include reorganization items that were incurred during 2017.
GenOn Americas Generation did not incur or make cash payments for reorganization items during the three months ended March 31, 2018.

Note 4 — Dispositions (GenOn and GenOn Americas Generation)
2018 Dispositions
Sale of Hunterstown (GenOn)
On February 22, 2018, subsidiaries of GenOn entered into an asset purchase agreement with Kestrel Acquisition, LLC to sell the Hunterstown generation station, or Hunterstown, and certain third party gas interconnection contracts for cash consideration of $498 million, subject to working capital adjustments which are expected to be approximately $22 million. Hunterstown is an 810 MW natural gas facility located in Gettysburg, Pennsylvania. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents. At March 31, 2018, GenOn had $4 million of current assets, $525 million of non-current assets, $5 million of current liabilities and $161 million of non-current liabilities classified as held for sale for Hunterstown on its balance sheet. Income before income taxes for Hunterstown and the associated contracts being sold was $28 million and $6 million for the three months ended March 31, 2018 and 2017, respectively.
Sale of Canal 1 and 2 (GenOn and GenOn Americas Generation)
On March 22, 2018, subsidiaries of GenOn and GenOn Americas Generation entered into an asset purchase agreement with Stonepeak Kestrel Holdings LLC to sell the Canal Units 1 and 2 electricity generating facilities with a combined 1,112 MW capacity in Sandwich, Massachusetts, for cash consideration of $320 million. The closing purchase price is subject to working capital adjustments (including a downward adjustment for distributions or dividends made after June 30, 2018) and upward adjustment of $13.5 million if a concurrent transaction for the sale of the Canal 3 project does not close between those parties due to a debt financing failure. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.
In December 2017, GenOn made a one-time payment to NRG of $15 million as compensation for being granted a purchase option and a rejection option with respect to the Canal 3 project. GenOn is expected to be reimbursed $13.5 million from NRG when and if NRG closes the agreed upon sale of the Canal 3 project to an affiliate of the third party purchaser in the Canal Units 1 and 2 transaction. On March 22, 2018, an affiliate of the Canal Units 1 and 2 purchaser entered into an agreement to purchase Canal 3 directly from an affiliate of NRG. GenOn elected to allow the rejection option to expire unexercised and has agreed to not exercise the purchase option.
At March 31, 2018, GenOn and GenOn Americas Generation had $25 million of current assets, $34 million of non-current assets, $1 million of current liabilities and $5 million of non-current liabilities classified as held for sale for Canal on its balance sheet. Income before income taxes for Canal was $29 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.
2017 Dispositions
Sale of Emission Allowances (GenOn and GenOn Americas Generation)
During the first quarter of 2017, GenOn Energy Management, through its existing agreement with NRG Power Marketing, LLC, sold 1.3 million of excess California Air Resource Board emission credit allowances for proceeds of $18 million resulting in a gain on the sale of approximately $1 million.

Note 5 — Fair Value of Financial Instruments (GenOn and GenOn Americas Generation)
This footnote should be read in conjunction with the complete description under Note 5, Fair Value of Financial Instruments, to the Registrants' 2017 Form 10-K.
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and cash collateral posted in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
As a result of the GenOn Entities filing for relief under Chapter 11 as further discussed in Note 3, Chapter 11 Cases, GenOn's and GenOn Americas Generation's long-term debt, including current portion, obtained prior to the Petition Date are classified as liabilities subject to compromise as of March 31, 2018, and December 31, 2017.
As of March 31, 2018, and December 31, 2017, the estimated carrying amount and fair value of GenOn's long-term debt, including current portion, is $39 million, and is classified as Level 3 within the fair value hierarchy. The carrying amount and fair value of the current portion of long-term debt — affiliate is $125 million as of March 31, 2018, and December 31, 2017, and is classified as Level 3 within the fair value hierarchy.
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
GenOn
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2018
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$25	$2	$27
Derivative liabilities:
Commodity contracts	$—	$22	$2	$24
Other assets (b)	$5	$—	$—	$5
(a) There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018.
(b) Relates to mutual funds held in a rabbi trust for non-qualified deferred compensation plans for certain key and highly compensated employees.

	As of December 31, 2017
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

The following table reconciles, for the three months ended March 31, 2018 and 2017, the beginning and ending balances for derivatives that are recognized at fair value in GenOn's consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2018	2017
	Derivatives (a)
	(In millions)
Beginning balance	$(1)	$(1)
Total gains/(losses) included in earnings — realized/unrealized	1	(1)
Ending balance	$—	$(2)
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31	$1	$—
(a) Consists of derivative assets and liabilities, net.
GenOn Americas Generation
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on GenOn Americas Generation's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2018
	Fair Value
	Level 2	Level 3	Total

Derivative assets:
Commodity contracts	$47	$3	$50
Derivative liabilities:
Commodity contracts	$49	$3	$52
There were no assets or liabilities classified as Level 1 as of March 31, 2018. There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018.

	As of December 31, 2017
	Fair Value
	Level 2	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$47	$4	$51
Derivative liabilities:
Commodity contracts	$49	$5	$54
There were no assets or liabilities classified as Level 1 as of December 31, 2017. There were no transfers between Levels 1 and 2 during the year ended December 31, 2017.

The following table reconciles, for the three months ended March 31, 2018 and 2017, the beginning and ending balances for GenOn Americas Generation's derivatives that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31,
	2018	2017
	Derivatives (a)
	(In millions)
Beginning balance	$(1)	$—
Total gains included in earnings — realized/unrealized	1	1
Ending balance	$—	$1
(a) Consists of derivative assets and liabilities, net.
There were no gains or losses for the three months ended March 31, 2018 and 2017 included in earnings attributable to the change in unrealized derivatives relating to assets still held at the end of the period.
Derivative Fair Value Measurements
A portion of the Registrants' contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Registrants' contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2018, contracts valued with prices provided by models and other valuation techniques make up 7% of GenOn's derivative assets and 8% of GenOn's derivative liabilities and 6% of GenOn Americas Generation’s derivative assets and 6% of GenOn Americas Generation's derivative liabilities.
The Registrants' significant positions classified as Level 3 include physical coal executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid coal location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, the Registrants use the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Registrants' Level 3 positions as of March 31, 2018 and December 31, 2017:
GenOn

	Significant Unobservable Inputs
	March 31, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per ton)	$48	$53	$49
FTRs	1	2	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$2	$2

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per ton)	$46	$49	$47
FTRs	1	3	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$2	$3
GenOn Americas Generation

	Significant Unobservable Inputs
	March 31, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$1	Discounted Cash Flow	Forward Market Price (per ton)	$48	$53	$49
FTRs	2	2	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$3	$3

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$1	Discounted Cash Flow	Forward Market Price (per ton)	$46	$49	$47
FTRs	3	4	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$4	$5

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2018 and December 31, 2017:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk free interest rate. In addition, the Registrants apply a credit/non-performance reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that the Registrants' net exposure under a specific master agreement is an asset, the Registrants use the counterparty's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Registrants' liabilities or that a market participant would be willing to pay for the Registrants' assets. There were no non-performance/credit reserves for GenOn and GenOn Americas Generation as of March 31, 2018 and December 31, 2017.
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Registrants have chosen not to offset positions as defined in ASC 815. As of March 31, 2018, GenOn recorded $91 million of cash collateral posted on its balance sheet related to fair value of derivative positions, which includes $28 million of collateral posted to NRG, and $63 million posted to other counterparties. As of March 31, 2018, GenOn Americas Generation recorded $88 million of cash collateral posted on its balance sheet related to fair value of derivative positions, which includes $28 million of collateral posted to NRG, and $60 million posted to other counterparties.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Registrants' 2017 Form 10-K, the following is a discussion of the concentration of credit risk for the Registrants’ financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Registrants are exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.
Counterparty Credit Risk
The Registrants' counterparty credit risk policies are disclosed in their 2017 Form 10-K. As of March 31, 2018, GenOn's counterparty credit exposure was $30 million and GenOn held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $30 million. Approximately 99% of GenOn's exposure before collateral is expected to roll off by the end of 2019. As of March 31, 2018, GenOn Americas Generation’s counterparty credit exposure was $30 million, and GenOn Americas Generation held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $30 million. Approximately 100% of GenOn Americas Generation’s exposure before collateral is expected to roll off by the end of 2019. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for the Registrants with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

	Net Exposure (a) (b) (% of Total)
Category by Industry Sector	GenOn	GenOn Americas Generation
Utilities, energy merchants, marketers and other	100%	100%
Total as of March 31, 2018	100%	100%

	Net Exposure (a) (b) (% of Total)
Category by Counterparty Credit Quality	GenOn	GenOn Americas Generation
Investment grade	79%	79%
Non-Investment grade/Non-rated	21	21
Total as of March 31, 2018	100%	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
The Registrants have counterparty credit risk exposure to certain counterparties, each of which represents more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $23 million and $23 million for GenOn and GenOn Americas Generation, respectively. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Registrants do not anticipate a material impact on their financial position or results of operations from nonperformance by any of their counterparties.
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

Note 6 — Accounting for Derivative Instruments and Hedging Activities (GenOn and GenOn Americas Generation)
This footnote should be read in conjunction with the complete description under Note 6, Accounting for Derivative Instruments and Hedging Activities, to the Registrants' 2017 Form 10-K.
Energy-Related Commodities (GenOn)
As of March 31, 2018, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions (GenOn and GenOn Americas Generation)
The following table summarizes the net notional volume buy/(sell) of the Registrants’ open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception, as of March 31, 2018 and December 31, 2017. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		GenOn		GenOn Americas Generation
		Total Volume		Total Volume
		As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
Commodity	Units	(In millions)
Coal	Short Ton	1	2	1	1
Natural Gas	MMBtu	43	56	9	12
Power	MWh	(6)	(7)	(1)	(1)
Fair Value of Derivative Instruments (GenOn and GenOn Americas Generation)
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:
GenOn

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$23	$15	$21	$29
Commodity contracts long-term	4	4	3	3
Total Derivatives Not Designated as Cash Flow Hedges	$27	$19	$24	$32
GenOn Americas Generation

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$43	$43	$45	$47
Commodity contracts long-term	7	8	7	7
Total Derivatives Not Designated as Cash Flow Hedges	$50	$51	$52	$54

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
GenOn

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral Posted	Net Amount
March 31, 2018	(In millions)
Commodity contracts:
Derivative assets	$26	$(11)	$—	$15
Derivative assets - affiliate	1	(1)	—	—
Derivative liabilities	(16)	11	2	(3)
Derivative liabilities - affiliate	(8)	1	7	—
Total derivative instruments	$3	$—	$9	$12

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral Posted	Net Amount
December 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$17	$(11)	$—	$6
Derivative assets - affiliate	2	(2)	—	—
Derivative liabilities	(22)	11	10	(1)
Derivative liabilities - affiliate	(10)	2	8	—
Total derivative instruments	$(13)	$—	$18	$5
GenOn Americas Generation

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral Posted	Net Amount
March 31, 2018	(In millions)
Commodity contracts:
Derivative assets	$25	$(11)	$—	$14
Derivative assets - affiliate	25	(25)	—	—
Derivative liabilities	(16)	11	2	(3)
Derivative liabilities - affiliate	(36)	25	7	(4)
Total derivative instruments	$(2)	$—	$9	$7

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral Posted	Net Amount
December 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$17	$(11)	$—	$6
Derivative assets - affiliate	34	(21)	—	13
Derivative liabilities	(22)	11	10	(1)
Derivative liabilities - affiliate	(32)	21	8	(3)
Total derivative instruments	$(3)	$—	$18	$15

Impact of Derivative Instruments on the Statements of Operations (GenOn and GenOn Americas Generation)
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2017, the Registrants underwent the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.
GenOn

	Three months ended March 31,
(In millions)	2018	2017
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$20	$15
Net unrealized losses on open positions related to economic hedges	(4)	(3)
Total unrealized gains	$16	$12

	Three months ended March 31,
(In millions)	2018	2017
Revenue from operations — energy commodities	$14	$10
Cost of operations	2	2
Total impact to statements of operations	$16	$12
 GenOn Americas Generation

	Three months ended March 31,
(In millions)	2018	2017
Unrealized mark-to-market results
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$5	$1
Net unrealized losses on open positions related to economic hedges	(4)	(6)
Total unrealized gains/(losses)	$1	$(5)

	Three months ended March 31,
(In millions)	2018	2017
Revenue from operations — energy commodities	$1	$(8)
Cost of operations	—	3
Total impact to statements of operations	$1	$(5)

Credit Risk Related Contingent Features (GenOn and GenOn Americas Generation)
Certain of GenOn and GenOn Americas Generation’s hedging agreements contain provisions that require the Registrants to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Registrants to post additional collateral if there were a one notch downgrade in the Registrants’ credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of March 31, 2018, was zero for GenOn and GenOn Americas Generation. As of March 31, 2018, no collateral was required for contracts with credit rating contingent features that are in a net liability position for GenOn and GenOn Americas Generation. GenOn and GenOn Americas Generation are also party to certain marginable agreements under which no collateral was due as of March 31, 2018.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
Note 7 —Debt and Capital Leases (GenOn and GenOn Americas Generation)
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	March 31, 2018	December 31, 2017	March 31, 2018 interest rate %

GenOn Americas Generation:
GenOn Americas Generation Senior Notes, due 2021	$208	$366	8.500
GenOn Americas Generation Senior Notes, due 2031	187	329	9.125
Less: Liabilities subject to compromise	(395)	(695)
Subtotal GenOn Americas Generation	—	—
GenOn:
GenOn Senior Notes, due 2017	691	691	7.875
GenOn Senior Notes, due 2018	649	649	9.500
GenOn Senior Notes, due 2020	490	490	9.875
Other(a)	128	129
GenOn capital lease	1	1
Less: Liabilities subject to compromise	(1,869)	(1,920)
Less: Held-for-sale	(50)	—
Subtotal GenOn	40	40
Less: current maturities	1	1
Total long-term debt and capital leases	$39	$39
(a)    Certain payments of the Long Term Service Agreements for the Choctaw and Hunterstown facilities are accounted for as a debt financing liability in accordance with GAAP.
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
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. Since GenOn made the payment on behalf of GenOn Americas Generation, the payment was reflected as a non-cash capital contribution from GenOn to GenOn Americas Generation.
Intercompany Revolver and Letter of Credit Facilities
GenOn was party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit.  At March 31, 2018 and December 31, 2017, there were $125 million loans outstanding under the Intercompany Revolver, which is recorded as current portion of long-term debt — affiliate on the balance sheet. See Note 9, Related Party Transactions, for further discussion.
As part of the Restructuring Support Agreement, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. On July 27, 2017, the letter of credit facility was terminated. See Note 9, Related Party Transactions, for further discussion.
On July 14, 2017, the GenOn Entities obtained a letter of credit facility with a third party financial institution to finance the working capital needs and for general corporate purposes. The letter of credit facility provides availability of up to $300 million less amounts borrowed, and letters of credit provided are required to be cash collateralized at 101% of the letter of credit amount. As of March 31, 2018, there was $6 million of letters of credit issued under this facility.
GenOn Mid-Atlantic Long-Term Deposits
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis Funding Corp., or Natixis, under which Natixis procured payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson, or the Natixis Agreement. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. The payment was accounted for as a long-term deposit on the Registrants' consolidated balance sheets prior to June 30, 2017, reflecting the deferred benefit to GenOn Mid-Atlantic of its contractual rights under the Natixis Agreement, including lease payments Natixis had agreed to make thereunder, and notwithstanding that GenOn Mid-Atlantic had made an irrevocable payment to Natixis.
In letters dated February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation units, or Notices, alleging default. The Notices alleged the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the Intercompany Revolver. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Registrants' consolidated balance sheets as of March 31, 2017 under the related operating leases. On May 5, 2017, GenOn Mid-Atlantic repaid $125 million to GenOn.

On March 7, 2017, GenOn Mid-Atlantic filed a complaint in the Supreme Court for the State of New York against the owner lessors of the Morgantown and Dickerson facilities and U.S. Bank, N.A., or U.S. Bank, in its capacity as the indenture trustee, the GenOn Mid-Atlantic Complaint. The GenOn Mid-Atlantic Complaint sought, inter alia, a declaratory judgment that no lease events of default existed and asserted counts for breach of contract, conversion, tortious interference, breach of the implied covenant of good faith and fair dealing, unjust enrichment, constructive trust, and injunctive relief. On June 8, 2017, the owner lessors filed a complaint in the Supreme Court for the State of New York against GenOn Mid‑Atlantic and certain of its affiliates, including GenOn and NRG, the Owner Lessor Complaint. The Owner Lessor Complaint asserted ten counts for various fraudulent transfer, contract, and other claims and sought hundreds of millions of dollars in damages.
On June 28, 2017, GenOn Mid-Atlantic directed U.S. Bank in its capacity as the indenture trustee, to apply the $125 million that had been drawn on the letters of credit under NRG's revolving credit facility to the June 30 rent obligations related to the operating leases. In addition, GenOn Mid-Atlantic paid $2.7 million to the owner lessors to satisfy the remaining portion of the June 30 rent obligations. Rather than accept the $125 million already drawn as payment for the June 30 rent obligation, on June 30, 2017, U.S. Bank drew on the Natixis Agreement in the amount of $125 million. At such time, GenOn Mid-Atlantic transferred $125 million of the amount paid under the Natixis Agreement to prepaid rent - non-current in its consolidated balance sheet. These transactions resulted in a dispute with respect to when GenOn Mid-Atlantic had satisfied its June 30 rent obligation. This dispute was resolved in July 2017, with the $125 million drawn on the Natixis Agreement used to satisfy the rent obligation.
As a result of the consummation of the GenMA Settlement, the two actions pending in the Supreme Court of the State of New York were settled as of April 27, 2018. See Note 3, Chapter 11 Cases, for further discussion of the GenMA Settlement.
Note 8 — Income Taxes (GenOn and GenOn Americas Generation)
        GenOn
GenOn’s income tax expense consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2018	2017
Income before income taxes	$113	$(36)
Income tax expense	—	1
Effective tax rate	—%	(2.8)%
For the three months ended March 31, 2018, GenOn's overall effective tax rate was lower than the statutory rate of 21% primarily due to a change in the valuation allowance.
For the three months ended March 31, 2017, GenOn's overall effective tax rate was lower than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
GenOn Americas Generation
GenOn Americas Generation's allocated income taxes resulting from its operations for the three months ended March 31, 2018 and 2017 was zero. GenOn Americas Generation's pro forma income taxes resulting from its operations for the three months ended March 31, 2018 and 2017 was zero due to the valuation allowance recorded on its stand-alone financial results.

Note 9 — Related Party Transactions (GenOn and GenOn Americas Generation)
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
In December 2017, in conjunction with the confirmation of the Plan, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG will continue to provide the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments, until September 30, 2018, which GenOn can terminate earlier if NRG is provided 60 days' notice. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld. Also in December 2017, GenOn received a $3.5 million credit for services provided under the transition services agreement. For the three months ended March 31, 2018, GenOn recorded costs related to these services of $19 million as general and administrative — affiliate. For the three months ended March 31, 2017, GenOn recorded costs related to these services of $46 million as general and administrative — affiliate.
In addition, as described in Note 3, Chapter 11 Cases, under the Restructuring Support Agreement, NRG has agreed to provide GenOn with a $28 million credit against amounts owed to NRG under the transition services agreement. Such amount was intended to reimburse GenOn for costs incurred in connection with the 2022 Notes that were not assumed. Accordingly, GenOn removed the previously deferred costs in the amount of $28 million and recorded a receivable from NRG for this amount. The receivable is reflected net in accounts payable - affiliate on the consolidated balance sheet as of March 31, 2018. In addition, the Restructuring Support Agreement provides that to the extent GenOn has paid for services during the bankruptcy proceedings and the aforementioned credit has not been applied in full, NRG shall, upon request by GenOn, reimburse such payments in cash up to the amount of any unused portion of the credit, subject to the terms and conditions of the transition services agreement.
Under the Services Agreement, NRG also provides GenOn Americas Generation with various management, personnel and other services consistent with those set forth in the Services Agreement discussed above between NRG and GenOn. GenOn's costs incurred under the Services Agreement with NRG are allocated to its subsidiaries based on each operating subsidiary's planned operating expenses relative to all operating subsidiaries of GenOn. These allocations and charges are not necessarily indicative of what would have been incurred had GenOn Americas Generation been an unaffiliated entity. Management has concluded that this method of charging overhead costs is reasonable. On February 28, 2018, GenOn informed GenOn Mid-Atlantic and REMA that it does not intend to provide shared services to the respective entities beyond the summer of 2018.
The following costs were incurred under these arrangements:
GenOn Americas Generation

	Three months ended March 31,
	2018	2017
	(In millions)
Allocated costs:
Cost of operations — affiliate	$(2)	$—
General and administrative — affiliate	11	25
Total	$9	$25

Credit Agreement with NRG (GenOn)
GenOn was party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At March 31, 2018 and December 31, 2017, $86 million and $92 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Of this amount, $10 million and $16 million were issued on behalf of GenOn Americas Generation as of March 31, 2018 and December 31, 2017, respectively. Additionally, as of March 31, 2018 and December 31, 2017, there were $125 million of loans outstanding under the Intercompany Revolver, which is recorded as current portion of long-term debt - affiliate on the balance sheet, as further described in Note 7, Debt and Capital Leases.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. In addition, the Intercompany Revolver contains customary covenants and events of default. As of March 31, 2018, GenOn was in default under the Intercompany Revolver with NRG due to the filing of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn under the Intercompany Revolver. In addition, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. The letter of credit facility provided availability of up to $330 million less amounts borrowed and letters of credit provided were required to be cash collateralized at 103% of the letter of credit amount. On July 27, 2017, this letter of credit facility was terminated as GenOn has obtained a separate letter of credit facility with a third party financial institution, as discussed in Note 7, Debt and Capital Leases. Effective with completion of the reorganization, GenOn must repay NRG for all revolving loans outstanding, with such amount to be netted against the settlement payment owed from NRG to GenOn. Interest continues to accrue during the pendency of the Chapter 11 Cases and borrowings remain secured obligations.
Intercompany Cash Management Program (GenOn Americas Generation)
GenOn Americas Generation and certain of its subsidiaries participate in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate and accounts receivable — affiliate or notes payable — affiliate and accounts payable — affiliate, as appropriate. The balances are due on demand and notes receivable — affiliate and notes payable — affiliate accrue interest on the net position, which is payable quarterly, at a rate determined by GenOn Energy Holdings, a wholly owned subsidiary of GenOn. These arrangements have continued in the normal course of business through the pendency of the Chapter 11 Cases. At March 31, 2018 and December 31, 2017, GenOn Americas Generation had a net current note receivable — affiliate from GenOn Energy Holdings of $318 million, related to its intercompany cash management program. For the three months ended March 31, 2018 and 2017, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes. Additionally, at March 31, 2018 and December 31, 2017, GenOn Americas Generation had an accounts receivable — affiliate of $92 million and $46 million, respectively, with GenOn Energy Holdings related to the intercompany cash management programs.
Intercompany Hedging Agreements with NRG
Under intercompany agreements, NRG Power Marketing LLC may from time to time enter into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of March 31, 2018, GenOn has net exposure of $8 million under these arrangements.

Note 10 — Commitments and Contingencies (GenOn and GenOn Americas Generation)
This footnote should be read in conjunction with the complete description under Note 15, Commitment and Contingencies, to the Registrants' 2017 Form 10-K.
Contingencies
The Registrants' material legal proceedings are described below. The Registrants believe that they have valid defenses to these legal proceedings and intend to defend them vigorously. The Registrants record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Registrants believe they have established an adequate reserve for the matters discussed below. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Registrants are unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Registrants’ liabilities and contingencies could be at amounts that are different from their currently recorded reserves and that such difference could be material.
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
Actions Pursued by MC Asset Recovery (GenOn) — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. The bankruptcy court is scheduled to hear a Motion for a Final Decree in the Mirant bankruptcy on June 13, 2018.

Natural Gas Litigation (GenOn) — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit's decision and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. On March 30, 2017, the court denied the plaintiffs' motions for class certification. On April 13, 2017, the plaintiffs petitioned the Ninth Circuit for interlocutory review of the court’s order denying class certification. On June 13, 2017, the Ninth Circuit granted plaintiffs' petition for interlocutory review. The appeal is fully briefed.
In May 2016 in one of the Kansas cases, the U.S. District Court for the District of Nevada granted the defendants' motion for summary judgment. Subsequently in December 2016, the plaintiffs filed a notice of appeal with the Ninth Circuit. The appeal was argued on February 16, 2018. On March 27, 2018, the Ninth Circuit reversed the District Court's decision. On April 10, 2018, the defendants filed a petition for rehearing. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
On February 26, 2018, GenOn filed objections to the proofs of claim filed in the Chapter 11 Cases by all of the plaintiffs in each of the four cases. GenOn filed that same day a motion seeking a schedule for a series of hearings to resolve the objections and asking the Bankruptcy Court to estimate all of the proofs of claim at zero dollars. The plaintiffs have objected to the request for the Bankruptcy Court to estimate the proofs of claim. The Bankruptcy Court ordered briefing as to whether it had authority to resolve these claims.

Mirant Chapter 11 Proceedings (GenOn and GenOn Americas Generation) — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, for relief under Chapter 11 of the Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection, or the Mirant Plan, became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Mirant Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Mirant Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall. The bankruptcy court is scheduled to hear a Motion for a Final Decree in the Mirant bankruptcy on June 13, 2018.

GenOn Noteholders' Lawsuit (GenOn and GenOn Americas Generation) — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, or collectively, the GenOn Notes, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to a services agreement between NRG and GenOn. Plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017. The Standstill Agreement terminated on March 1, 2017. On April 30, 2017, the Noteholders filed an amended complaint that asserts (i) additional fraudulent transfer claims in relation to GenOn’s sale of the Marsh Landing project to NRG Yield LLC, (ii) alleged breaches of fiduciary duty by certain current and former officers and directors of GenOn in relation to the management services agreement and the alleged usurpation of corporate opportunities concerning the Mandalay and Canal projects and (iii) claims against NRG for allegedly aiding and abetting such claimed breaches of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate. On March 31, 2017, NRG and GenOn filed separate motions to dismiss the complaint, but such motions are superseded by the amended complaint. On June 19, 2017, the GenOn Entities gave notice that the filing of their respective voluntary petitions for relief under Chapter 11 had given rise to a stay under the Bankruptcy Code. On June 20, 2017, the court moved this lawsuit from the active docket to the bankruptcy docket. On December 14, 2017, a settlement agreement was entered into between GenOn and NRG which should ultimately resolve this lawsuit. On April 27, 2018, the GenMA settlement was entered into by the parties. See Note 3, Chapter 11 Cases, for further discussion of the GenMA settlement.
Natixis v. GenOn Mid-Atlantic (GenOn Americas Generation) — On February 16, 2018, Natixis Funding Corp. and Natixis, New York Branch filed a complaint in the Supreme Court of the State of New York against GenOn Mid-Atlantic, the owner lessors under GenOn Mid-Atlantic’s operating leases of the Dickerson and Morgantown coal generation units, and the lease indenture trustee under those leases.  The plaintiffs’ allegations against GenOn Mid-Atlantic relate to a payment agreement between GenOn Mid-Atlantic and Natixis Funding Corp. to procure credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson.  The plaintiffs seek approximately $34 million in damages arising from GenOn Mid-Atlantic’s purported breach of certain warranties in the payment agreement. On April 2, 2018, GenOn Mid-Atlantic removed the allegations against it to the U.S. District Court for the Southern District of New York. On April 11, 2018, the U.S. District Court for the Southern District of New York entered a briefing schedule on a forthcoming motion to remand by Natixis Funding Corp. and a forthcoming motion to transfer by GenOn Mid-Atlantic. On April 26, 2018, Natixis Funding Corp. filed its motion to remand. GenOn Mid-Atlantic's opposition to the motion to remand and cross-motion to transfer are due on or before May 24, 2018.
Note 11 — Regulatory Matters (GenOn and GenOn Americas Generation)
This footnote should be read in conjunction with the complete description under Note 16, Regulatory Matters, to the Registrants' 2017 Form 10-K.
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

National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, certain companies filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, certain companies filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, certain companies filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. Briefing is complete. Oral argument was held on January 3, 2018, with supplemental briefs filed on January 26, 2018. On February 21, 2018, the Seventh Circuit invited the U.S. to file an amicus brief in the proceeding.
Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, certain companies filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants. On July 25, 2017, the defendants' motions to dismiss were granted. On August 24, 2017, certain companies filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. Briefing is complete. Oral argument took place on March 12, 2018.
State Out-Of-Market Subsidy Proposals — Certain states including Connecticut, New Jersey, Ohio and Pennsylvania have considered but have not enacted proposals to provide out-of-market subsidy payments to potentially uneconomic nuclear and fossil generating units.  The Registrants have opposed those efforts to provide out of market subsidies, and intend to continue opposing them in the future.
Department of Energy's Proposed Grid Resiliency Pricing Rule — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, comments were filed encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new rulemaking asking each ISO/RTO to address specific questions focused on grid resilience. On March 9, 2018, the ISOs/RTOs filed comments to the questions posed by FERC.
East
Montgomery County Station Power Tax — On December 20, 2013, GenOn received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties.  GenOn disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County filed an appeal, and on February 2, 2017, the Montgomery County Circuit Court affirmed the decision of the tax court. On February 17, 2017, Montgomery County filed an appeal to the Court of Special Appeals of Maryland. On April 24, 2018, the Court of Special Appeals of Maryland affirmed the lower court's decision.

Note 12 — Environmental Matters (GenOn and GenOn Americas Generation)
This footnote should be read in conjunction with the complete description under Note 17, Environmental Matters, to the Registrants' 2017 Form 10-K.
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
Air
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

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted the petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Registrants have evaluated the impact of the new rule on their results of operations, financial condition and cash flows and have accrued their environmental and asset retirement obligations under the rule based on current estimates as of March 31, 2018.

Note 13 — Debtors' Financial Information (GenOn and GenOn Americas Generation)
The financial information below represents the Debtor Entities condensed combined financial statements for the three months ended March 31, 2018. The following represent the entities included in the GenOn Entities, or the GenOn Energy, Inc. Debtors:

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
1 Represent the GenOn Americas Generation debtor entities, or the GenOn Americas Generation Debtors.

Supplemental Condensed Combined Statements of Operations
Three months ended March 31, 2018
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Total operating revenues	$570	$514
Total operating costs and expenses	485	479
Operating Income	85	35
Other Income
Total other income	61	55
Income Before Reorganization Items and Income Taxes	146	90
Reorganization items	(33)	—
Income Before Income Taxes	113	90
Income tax expense	—	—
Net Income	$113	$90
The condensed combined comprehensive income for GenOn Energy, Inc. Debtors and the GenOn Americas Generation Debtors is equal to the condensed combined net income for the three months ended March 31, 2018

Supplemental Condensed Combined Balance Sheet
As of March 31, 2018
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
ASSETS
Cash and cash equivalents	$317	$—
Restricted cash	1	—
Accounts receivable	72	70
Accounts receivable — affiliate	697	88
Notes receivable — affiliate	—	318
Current assets held-for-sale	29	25
Prepaid rent and other current assets	857	194
Total current assets	1,973	695
Property, plant and equipment, net	680	118
Investment in subsidiaries	(528)	935
Notes receivable — affiliate	544	—
Non-current assets held-for-sale	559	34
Other non-current assets	118	38
Total Assets	$3,346	$1,820
LIABILITIES AND STOCKHOLDER'S EQUITY
Current portion of long-term debt	$1	$—
Current portion of long-term debt — affiliate	125	—
Accounts payable	48	16
Current liabilities held-for-sale	6	1
Accrued expenses and other current liabilities	103	59
Total current liabilities	283	76
Liabilities subject to compromise	2,479	421
Long-term debt	38	—
Non-current liabilities held-for-sale	166	5
Other non-current liabilities	189	62
Total Liabilities	3,155	564
Stockholder's equity	191	1,256
Total Liabilities and Stockholder's Equity	$3,346	$1,820

Supplemental Condensed Combined Balance Sheet
As of December 31, 2017
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
ASSETS
Cash and cash equivalents	$581	$—
Restricted cash	1	—
Accounts receivable	113	106
Accounts receivable — affiliate	661	—
Note receivable — affiliate	—	318
Prepaid rent and other current assets	883	236
Total current assets	2,239	660
Property, plant and equipment, net	1,251	153
Investment in subsidiaries	(570)	880
Note receivable — affiliate	544	—
Other non-current assets	128	48
Total Assets	$3,592	$1,741
LIABILITIES AND STOCKHOLDER'S EQUITY
Current portion of long-term debt	$1	$—
Current portion of long-term debt — affiliate	125	—
Accounts payable	62	25
Accounts payable — affiliate	—	1
Accrued expenses and other current liabilities	133	61
Total current liabilities	321	87
Liabilities subject to compromise	2,840	721
Long-term debt	38	—
Other non-current liabilities	318	67
Total Liabilities	3,517	875
Stockholder's equity	75	866
Total Liabilities and Stockholder's Equity	$3,592	$1,741

Supplemental Condensed Combined Statement of Cash Flows
Three months ended March 31, 2018
(Unaudited)
	GenOn Energy, Inc. Debtors	GenOn Americas Generation Debtors
	(In millions)
Net cash provided by operating activities	$38	$—
Net cash used by investing activities	(2)	—
Net cash used by financing activities	(300)	—
Net decrease in cash, cash equivalents and restricted cash	(264)	—
Cash, cash equivalents and restricted cash at beginning of period	582	—
Cash, cash equivalents and restricted cash at end of period	$318	$—

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (GenOn and GenOn Americas Generation)
As you read this discussion and analysis, refer to the Registrants' Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2018 and 2017. Also, refer to the Registrants' 2017 Form 10-K, which includes detailed discussions of various items impacting the Registrants' business, results of operations and financial condition.
Overview
The following table summarizes the generation portfolio as of March 31, 2018, by Registrant:

	(In MW)(a)
Generation Type	GenOn	GenOn Americas Generation
Natural gas (b)(c)	8,788	3,011
Coal	4,188	2,433
Oil	1,847	1,434
Total generation capacity	14,823	6,878

(a)	MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Registrants' owned or leased interest excluding capacity from inactive/mothballed units.

(b)	On February 28, 2018, GenOn notified the CPUC and CAISO of its intent to retire Etiwanda by June 1, 2018, Ormond Beach by October 1, 2018 and Ellwood by January 1, 2019, collectively 2,210 MW.

(c)	GenOn retired Mandalay on February 6, 2018, representing 560 MW.
GenOn Chapter 11 Cases
On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, or the Chapter 11 Cases. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA, and certain other subsidiaries, did not file for relief under Chapter 11.
The GenOn Entities remain in possession of their property and continue their business operations in the ordinary course uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 3, Chapter 11 Cases for more information on the Chapter 11 Cases.
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

The Bankruptcy Court order confirming the Plan also approved the settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders, or the GenMA Settlement, and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The definitive documentation consummating the GenMA Settlement was finalized and effective as of April 27, 2018.
Certain terms of the compromise reflected by the definitive documentation implementing the GenMA Settlement are as follows, as qualified by the applicable definitive documentation:

•
settlement of all pending litigation with the Owner Lessor Plaintiffs (as defined in the Plan), including two actions pending in the Supreme Court of the State of New York, and the release of certain claims and causes of action by and among NRG, GenOn Mid-Atlantic, the Owner Lessor Plaintiffs and certain of their respective related parties;

•
cash redemption or purchase of certain outstanding lessor notes/pass-through certificates, funded by (i) GenOn Mid-Atlantic cash on hand; (ii) proceeds from a J.P. Morgan letter of credit draw; and (iii) a $20.0 million subordinated loan by GenOn to GenOn Mid-Atlantic;

•	NRG caused a letter of credit to be issued in the amount of $37.5 million as credit support to GenOn Mid-Atlantic, in respect of GenOn Mid-Atlantic's rent obligations;

•
GenOn will retain $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic on account of the J.P. Morgan letter of credit draw and all proceeds of NRG’s settlement payment of approximately $261.3 million to be paid to GenOn upon consummation of the NRG Settlement (as defined in the Plan) to fully settle the disputes existing between such parties and their respective affiliates (subject to setoff of approximately $126.7 million in NRG claims against GenOn under the parties’ Intercompany Revolver);

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs.
Regulatory Matters
The Registrants' regulatory matters are described in the Registrants' 2017 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 11, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
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
PJM (GenOn and GenOn Americas Generation)
Capacity Market Reforms Filing — On April 9, 2018, PJM filed with FERC two capacity market reform proposals in one filing attempting to address market impacts created by out-of-market subsidies. PJM proposed a capacity re-pricing proposal as its preferred option to accommodate state subsidies in the wholesale market. In the alternative, PJM proposes extending its MOPR to existing resources, along with other changes. The outcome of this proceeding will potentially affect future capacity market prices.
Complaints Related to Extension of Base Capacity — In 2015, FERC approved changes to PJM's capacity market, which included moving from the Base Capacity product to the higher performance Capacity Performance product over the course of a five year transition. Under this transition, as of the May 2017 BRA, the Base Capacity product will no longer be available. Several parties have filed complaints at FERC seeking to maintain the RPM Base Capacity product for at least one more delivery year or until such time as PJM develops a model for seasonal resources to participate. On February 23, 2018, FERC issued an Order scheduling a technical conference. Multiple parties filed for rehearing. On March 16, 2018, FERC issued a notice for technical conference that took place on April 24, 2018.

New York (GenOn and GenOn Americas Generation)
Independent Power Producers of New York (IPPNY) Complaint — On January 9, 2017, EPSA requested FERC to promptly direct the NYISO to file tariff provisions to address pending market concerns related to out-of-market payments to existing generation in the NYISO. This request was prompted by the ZEC program initiated by the NYSPSC. This request follows IPPNY’s complaint at FERC against the NYISO on May 10, 2013, as amended on March 25, 2014. On April 5, 2018, EPSA filed a motion for renewed request for expedited action on the MOPR. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments be mitigated. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.
MISO (GenOn)
Revisions to MISO Capacity Construct - On February 28, 2018, FERC issued two orders on MISO’s capacity market design, which together, re-affirm MISO’s existing capacity market structure. FERC also held that, even though there was a period of time between where MISO’s capacity market structure may not have just and reasonable, that FERC exercised its remedial authority not to rerun past auctions. On March 30, 2018, GenOn filed a motion for rehearing with FERC. The eventual outcome of this proceeding will affect capacity prices in MISO and the incentive for generators in MISO to sell capacity into neighboring markets.
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
Department of Energy's Proposed Grid Resiliency Pricing Rule — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, comments were filed encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new rulemaking asking each ISO/RTO to address specific questions focused on grid resilience. On March 9, 2018, the ISOs/RTOs filed comments to the questions posed by FERC.
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
A number of regulations with the potential to affect the Registrants and their facilities have been recently promulgated by the EPA but are being reconsidered, including ESPS/NSPS for GHGs, NAAQS revisions and implementation, and effluent guidelines. The Registrants are evaluating the potential outcomes and any resulting impacts of recently promulgated regulations that the EPA is now reconsidering and cannot fully predict such impacts until administrative reconsiderations and legal challenges are resolved. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the current U.S. presidential administration
The Registrants' environmental matters are described in the Registrants' 2017 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 12, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

Significant Events
Asset Sales

•
On February 22, 2018, subsidiaries of GenOn entered into an agreement to sell the Hunterstown generation station, an 810 MW natural gas facility in Gettysburg, Pennsylvania, and certain third party gas interconnection contracts for cash consideration of $498 million, subject to working capital adjustments which are expected to be approximately $22 million. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.

•
On March 22, 2018, subsidiaries of GenOn and GenOn Americas Generation entered into an agreement to sell the Canal Units 1 and 2 electricity generating facilities with a combined 1,112 MW capacity in Sandwich, Massachusetts, for cash consideration of $320 million. The closing purchase price is subject to working capital adjustments (including a downward adjustment for distributions or dividends made after June 30, 2018) and upward adjustment of $13.5 million if a concurrent transaction for the sale of the Canal 3 project does not close between those parties due to a debt financing failure. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.

In December 2017, GenOn made a one-time payment to NRG of $15 million as compensation for being granted a purchase option and a rejection option with respect to the Canal 3 project. GenOn is expected to be reimbursed $13.5 million from NRG when and if NRG closes the agreed upon sale of the Canal 3 project to an affiliate of the third party purchaser in the Canal Units 1 and 2 transaction. On March 22, 2018, an affiliate of the Canal Units 1 and 2 purchaser entered into an agreement to purchase Canal 3 directly from an affiliate of NRG. GenOn elected to allow the rejection option to expire unexercised and has agreed to not exercise the purchase option.
Financing Activities

•
On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. Since GenOn made the payment on behalf of GenOn Americas Generation, the payment was reflected as a non-cash capital contribution from GenOn to GenOn Americas Generation.

Operational Matters
GenOn, through its subsidiary, NRG California South LP, owns and operates the Mandalay generation station, Units 1, 2 and 3 (“Mandalay”) located in Oxnard, California.  On October 19, 2017, NRG California South LP provided notice to the CPUC and the CAISO of its intent to shut down and retire Mandalay by December 31, 2017. Mandalay was retired on February 6, 2018.
On February 28, 2018, GenOn, through its subsidiary, NRG California South LP, provided additional notices to the CPUC and the CAISO of its intent to shut down and retire the Etiwanda generation station by June 1, 2018, the Ormond Beach generation station by October 1, 2018, and the Ellwood generation station by January 1, 2019. Based on identified local area needs, GenOn expects that Ellwood and one unit at Ormond Beach will be required to operate in 2019 under reliability must run agreements.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
The consolidated results of operations is separately presented for GenOn and GenOn Americas Generation for the three months ended March 31, 2018 and 2017.  The following section includes a discussion of electricity prices, gross margin and economic gross margin along with other significant drivers impacting each of the Registrants’ results of operations.
Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which the Registrants operate for the three months ended March 31, 2018 and 2017. Average on-peak power prices increased primarily due to the increase in natural gas prices for the three months ended March 31, 2018, compared to the same period in 2017.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended March 31,
	2018	2017	Change %
MISO - Louisiana Hub (b)	$46.24	$44.66	4%
NEPOOL	65.86	33.81	95%
PEPCO (PJM)	52.45	33.76	55%
PJM West Hub	47.43	32.02	48%
CAISO - SP15	35.44	23.01	54%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following tables summarize average realized power prices for each Registrant for the three months ended March 31, 2018 and 2017, which reflects the impact of settled hedges:

	Average Realized Power Price ($/MWh)
	Three months ended March 31,
Region	2018	2017(b)	Change %
GenOn	$68.08	$53.06	28%
GenOn Americas Generation(a)	110.05	111.47	(1)%
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

GenOn
The following table provides selected financial information for GenOn:

	Three months ended March 31,
(In millions except otherwise noted)	2018	2017	Change
Operating Revenues
Energy revenue (a)	$394	$239	$155
Capacity revenue (a)	156	123	33
Mark-to-market for economic hedging activities	14	10	4
Other revenues	9	9	—
Total operating revenues	573	381	192
Operating Costs and Expenses
Generation cost of sales (a)	216	146	70
Mark-to-market for economic hedging activities	(2)	(2)	—
Contract and emissions credit amortization	(8)	(9)	1
Operations and maintenance	113	117	(4)
Other cost of operations	17	21	(4)
Total cost of operations	336	273	63
Depreciation and amortization	37	43	(6)
General and administrative	12	13	(1)
General and administrative - affiliate	19	46	(27)
Restructuring and transition-related costs	23	—	23
Total operating costs and expenses	427	375	52
Operating Income	146	6	140
Other Income/(Expense)
Other income, net	6	5	1
Interest expense	(6)	(47)	41
Total other expense	—	(42)	42
Income/(Loss) Before Reorganization Items and Income Taxes	146	(36)	182
Reorganization items	(33)	—	(33)
Income/(Loss) Before Income Taxes	113	(36)	149
Income tax expense	—	1	(1)
Net Income/(Loss)	$113	$(37)	$150
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.00	$3.32	(10)%
MWh sold (in thousands) (b)	5,787	4,504	28%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of GenOn's gross margin and economic gross margin for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(In millions)	2018	2017
Energy revenue	$394	$239
Capacity revenue	156	123
Mark-to-market for economic hedging activities	14	10
Other revenues	9	9
Operating revenue	573	381
Cost of fuel	(218)	(136)
Other cost of sales	2	(10)
Mark-to-market for economic hedging activities	2	2
Contract and emission credit amortization	8	9
Gross margin	$367	$246
Less: Mark-to-market for economic hedging activities, net	16	12
Less: Contract and emission credit amortization, net	8	9
Economic gross margin	$343	$225
GenOn's gross margin increased by $121 million and economic gross margin increased by $118 million for the three months ended March 31, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to a 28% increase in economic generation primarily at GenOn Americas Generation as a result of extreme cold weather in early 2018	$45
Higher gross margin due to a 28% increase in average realized energy prices, partially offset by a 35% increase in natural gas prices due to locational constraints as well as a 10% increase in coal prices	26
Higher gross margin due a 16% increase in average PJM cleared auction capacity prices and a 12% increase in PJM cleared auction capacity volumes, primarily at Shawville	25
Higher gross margin due to business interruption insurance proceeds received for Bowline and Avon Lake	16
Higher gross margin due to a 166% increase in New England cleared auction capacity prices	15
Lower gross margin due to lower Southern California Resource Adequacy volumes due to an oversupply in the market	(5)
Other	(4)
Increase in economic gross margin	$118
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	4
Decrease in contract and emission credit amortization	(1)
Increase in gross margin	$121

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn's operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2018	2017
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$21	$8
Net unrealized (losses)/gains on open positions related to economic hedges	(7)	2
Total mark-to-market gains in operating revenues	$14	$10
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$7
Net unrealized gains/(losses) on open positions related to economic hedges	3	(5)
Total mark-to-market gains in operating costs and expenses	$2	$2
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.
For the three months ended March 31, 2018, the $14 million gain in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from contracts that settled during the period, partially offset by decreases in forward sales of power contracts and New York capacity as a result of increases in 2018 power and New York capacity prices. The $2 million gain in operating costs and expenses from economic hedge positions was driven by an increase in the value of forward purchases of fuel contracts as a result of increases in coal prices, partially offset by the reversal of previously recognized unrealized gains from contracts that settled during the period.
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
Depreciation and Amortization Expense
Depreciation and amortization expense decreased by $6 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the impairment of the Morgantown and Dickerson coal generating units during the fourth quarter of 2017.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate decreased by $27 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a decrease in the service fee to NRG during the pendency of the Chapter 11 Cases as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q.
Restructuring and Transition-related Costs
During the three months ended March 31, 2018, GenOn incurred restructuring and transition-related costs of $23 million relating to consultant fees and other costs associated with the GenOn transition, as well as workforce reduction.
Interest Expense
Interest expense decreased by $41 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the filing of the Chapter 11 Cases which constituted an event of default on GenOn and GenOn Americas Generation Senior Notes in June of 2017 as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q.

Reorganization Items
During the three months ended March 31, 2018, GenOn recorded reorganization items of $33 million, which related to advisory and legal costs directly associated with the Chapter 11 proceedings and fees paid to GenOn Americas Generation's senior unsecured noteholders as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q.
Income Tax Expense
For the three months ended March 31, 2018, GenOn recorded income tax expense of $0 million on pre-tax income of $113 million. For the same period in 2017, GenOn recorded an income tax expense of $1 million on a pre-tax loss of $36 million. The effective tax rate was 0.0% and (2.8)% for the three months ended March 31, 2018, and 2017, respectively.
For the three months ended March 31, 2018, GenOn's overall effective tax rate was different than the statutory rate of 21% primarily due to a change in the valuation allowance.
For the three and three months ended March 31, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.

GenOn Americas Generation
The following table provides selected financial information for GenOn Americas Generation:

	Three months ended March 31,
(In millions except otherwise noted)	2018	2017	Change
Operating Revenues
Energy revenue (a)	$355	$210	$145
Capacity revenue (a)	157	124	33
Mark-to-market for economic hedging activities	1	(8)	9
Other revenues	6	3	3
Total operating revenues	519	329	190
Operating Costs and Expenses
Generation cost of sales (a)	332	215	117
Mark-to-market for economic hedging activities	—	(3)	3
Operations and maintenance	57	63	(6)
Other cost of operations	10	13	(3)
Total cost of operations	399	288	111
Depreciation and amortization	14	18	(4)
General and administrative	2	—	2
General and administrative - affiliate	11	25	(14)
Restructuring and transition-related costs	6	—	6
Total operating costs and expenses	432	331	101
Operating Income/(Loss)	87	(2)	89
Other Income/(Expense)
Other income, net	3	1	2
Interest expense	—	(14)	14
Total other income/(expense)	3	(13)	16
Income/(Loss) Before Income Taxes	90	(15)	105
Income tax	—	—	—
Net Income/(Loss)	$90	$(15)	$105
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.00	$3.32	(10)%
MWh sold (in thousands)	1,572	924	70%
(a)    Includes realized gains and losses from financially settled transactions.

The following table presents the composition and reconciliation of GenOn Americas Generation's gross margin and economic gross margin for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(In millions)	2018	2017
Energy revenue	$355	$210
Capacity revenue	157	124
Mark-to-market for economic hedging activities	1	(8)
Other revenues	6	3
Operating revenue	519	329
Cost of fuel	(80)	(80)
Other cost of sales	(252)	(135)
Mark-to-market for economic hedging activities	—	3
Gross margin	$187	$117
Less: Mark-to-market for economic hedging activities, net	1	(5)
Economic gross margin	$186	$122
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

	Three months ended March 31,
(In millions)	2018	2017
Energy revenue	$182	$107
Capacity revenue	66	52
Other revenues	2	1
Operating revenue	250	160
Cost of fuel	6	(29)
Other cost of sales	(256)	(131)
Gross margin and economic gross margin	$—	$—

GenOn Americas Generation's gross margin increased by $70 million and economic gross margin increased by $64 million for the three months ended March 31, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to a 106% increase in economic generation as a result of extreme cold weather in early 2018	$63
Higher gross margin due to business interruption insurance proceeds received for Bowline	14
Higher gross margin due to a 166% increase in New England cleared auction capacity prices	14
Higher gross margin due to a 15% increase in PJM cleared auction capacity prices resulting from higher prices in the 2017/2018 capacity performance auction	7
Lower gross margin due to a 20% decrease in average realized energy prices driven by higher hedged prices achieved in 2017	(30)
Other	(4)
Increase in economic gross margin	$64
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	6
Increase in gross margin	$70
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn Americas Generation's operating revenues and operating costs and expenses are as follows:

	Three months ended March 31,
(In millions)	2018	2017
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$5	$(7)
Net unrealized losses on open positions related to economic hedges	(4)	(1)
Total mark-to-market gains/(losses) in operating revenues	$1	$(8)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$—	$8
Net unrealized losses on open positions related to economic hedges	—	(5)
Total mark-to-market gains in operating costs and expenses	$—	$3
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.
For the three months ended March 31, 2018, the $1 million gain in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from contracts that settled during the period, largely offset by decreases in the value of power and New York capacity contracts as a result of increases in forward 2018 power and New York capacity prices. For the three months ended March 31, 2018, there was zero impact to operating costs and expenses from economic hedge positions.
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

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by $4 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the impairment of the Morgantown and Dickerson coal generating units during the fourth quarter of 2017.
General and Administrative Expenses - Affiliate
General and administrative expenses - affiliate decreased by $14 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a decrease in the amended shared service fee during the pendency of Chapter 11 Cases as further described in Note 3, Chapter 11 Cases, to this Form 10-Q.
Restructuring and Transition-related Costs
During the three months ended March 31, 2018, GenOn Americas Generation incurred transition-related costs of $6 million relating to consultant fees and other costs associated with the GenOn transition, as well as workforce reduction.
Interest Expense
Interest expense decreased by $14 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the filing of the Chapter 11 Cases which constituted an event of default on GenOn Americas Generation Senior Notes in June of 2017 as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q.
Income Tax
GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers.
For the three months ended March 31, 2018 and 2017, GenOn Americas Generation was not allocated income taxes attributable to its operations on a pro forma income tax provision basis.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2018 and December 31, 2017, the Registrants' liquidity was comprised of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$323	$587
GenOn Mid-Atlantic (a)	259	175
REMA (a)	105	75
Restricted cash	1	1
Total	688	838
Credit facility availability (b)	294	297
Total liquidity	$982	$1,135
(a) At March 31, 2018, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
(b) Includes the $300 million cash collateralized letter of credit facility that GenOn obtained from a third party financial institution on July 14, 2017.
For the three months ended March 31, 2018, total liquidity decreased $153 million. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion.
As further described in Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements of this Form 10-Q, management believes that GenOn's liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As described further in Note 1, Basis of Presentation and Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, GenOn and GenOn Americas Generation submitted the Plan in connection with their Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's and GenOn Americas Generation’s ability to continue as a going concern is dependent on many factors, including the consummation of the Plan in a timely manner and our ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's and GenOn Americas Generation's ability to continue as a going concern.
Restricted Payments Tests
Of the $687 million of cash and cash equivalents of the Registrants as of March 31, 2018, $259 million and $105 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, GenOn Mid-Atlantic and REMA must be in compliance with the requirement to provide credit support to the owner lessors securing their obligations to pay scheduled rent under their respective leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of March 31, 2018, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.

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
Sale of Hunterstown
On February 22, 2018, subsidiaries of GenOn entered into an asset purchase agreement with Kestrel Acquisition, LLC to sell the Hunterstown generation station, or Hunterstown, and certain third party gas interconnection contracts for cash consideration of $498 million, subject to working capital adjustments which are expected to be approximately $22 million. Hunterstown is an 810 MW natural gas facility located in Gettysburg, Pennsylvania. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.
Sale of Canal 1 and 2
On March 22, 2018, subsidiaries of GenOn and GenOn Americas Generation entered into an asset purchase agreement with Stonepeak Kestrel Holdings LLC to sell the Canal Units 1 and 2 electricity generating facilities with a combined 1,112 MW capacity in Sandwich, Massachusetts, for cash consideration of $320 million. The closing purchase price is subject to working capital adjustments (including a downward adjustment for distributions or dividends made after June 30, 2018) and upward adjustment of $13.5 million if a concurrent transaction for the sale of the Canal 3 project does not close between those parties due to a debt financing failure. The transaction is expected to close in the second quarter of 2018 and is subject to various customary closing conditions, approvals and consents.
In December 2017, GenOn made a one-time payment to NRG of $15 million as compensation for being granted a purchase option and a rejection option with respect to the Canal 3 project. GenOn is expected to be reimbursed $13.5 million from NRG when and if NRG closes the agreed upon sale of the Canal 3 project to an affiliate of the third party purchaser in the Canal Units 1 and 2 transaction. On March 22, 2018, an affiliate of the Canal Units 1 and 2 purchaser entered into an agreement to purchase Canal 3 directly from an affiliate of NRG. GenOn elected to allow the rejection option to expire unexercised and has agreed to not exercise the purchase option.
Business Interruption Insurance Proceeds
During the first quarter of 2018, GenOn received $16 million in business interruption insurance proceeds as a result of insurance claims from 2016 and 2014 forced outages at Bowline and Avon Lake, $14 million of which was received by GenOn Americas Generation. See Note 2, Summary of Significant Accounting Policies, for further discussion.
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
GenOn Americas Generation Administrative Claim
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the confirmation of the Plan, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. Since GenOn made the payment on behalf of GenOn Americas Generation, the payment was reflected as a non-cash capital contribution from GenOn to GenOn Americas Generation.

GenMA Settlement
The Bankruptcy Court order confirming the Plan also approved the settlement terms agreed to among the GenOn Entities, NRG, the Consenting Holders, GenOn Mid-Atlantic, and certain of GenOn Mid-Atlantic’s stakeholders, or the GenMA Settlement, and directed the settlement parties to cooperate in good faith to negotiate definitive documentation consistent with the GenMA Settlement term sheet in order to pursue consummation of the GenMA Settlement. The definitive documentation consummating the GenMA Settlement was finalized and effective as of April 27, 2018.
Certain terms of the compromise reflected by the definitive documentation implementing the GenMA Settlement are as follows, as qualified by the applicable definitive documentation:

•
settlement of all pending litigation with the Owner Lessor Plaintiffs (as defined in the Plan), including two actions pending in the Supreme Court of the State of New York, and the release of certain claims and causes of action by and among NRG, GenOn Mid-Atlantic, the Owner Lessor Plaintiffs and certain of their respective related parties;

•
cash redemption or purchase of certain outstanding lessor notes/pass-through certificates, funded by (i) GenOn Mid-Atlantic cash on hand; (ii) proceeds from a J.P. Morgan letter of credit draw; and (iii) a $20.0 million subordinated loan by GenOn to GenOn Mid-Atlantic;

•	NRG caused a letter of credit to be issued in the amount of $37.5 million as credit support to GenOn Mid-Atlantic, in respect of GenOn Mid-Atlantic's rent obligations;

•
GenOn will retain $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic on account of the J.P. Morgan letter of credit draw and all proceeds of NRG’s settlement payment of approximately $261.3 million to be paid to GenOn upon consummation of the NRG Settlement (as defined in the Plan) to fully settle the disputes existing between such parties and their respective affiliates (subject to setoff of approximately $126.7 million in NRG claims against GenOn under the parties’ Intercompany Revolver);

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs.
Capital Expenditures
The following table and description summarizes the Registrants' capital expenditures for maintenance, environmental, and fuel conversions/additions for the three months ended March 31, 2018 and currently estimated capital expenditures forecast for the remainder of 2018.

	Maintenance	Environmental	Fuel conversions/additions	Total
	(In millions)
Total cash capital expenditures for the three months ended March 31, 2018
GenOn	$8	$—	$—	$8
GenOn Americas Generation	5	—	—	5
Estimated capital expenditures for the remainder of 2018
GenOn	28	1	1	30
GenOn Americas Generation	13	1	—	14

Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating station through 2026 and leases 16.67% and 16.45% interests in the Keystone and Conemaugh coal generation stations, respectively, through 2034. In addition, GenOn Americas Generation, through its subsidiary GenOn Mid-Atlantic, leases a 100% interest in the Dickerson and Morgantown coal generation stations and associated property through 2029 and 2034, respectively. GenOn and GenOn Americas Generation account for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively. As of March 31, 2018, the termination value of the GenOn Mid-Atlantic operating leases was $780 million, and as of March 31, 2018, the termination value of the REMA operating leases was $578 million.
The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the three months ended March 31, 2018 and the future payments for the remaining term of the respective lease agreements.

	Three months ended March 31, 2018	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
REMA	$11	$44	$65	$56	$47	$46	$185	$454
GenOn Mid-Atlantic(a)	—	338	17	9	27	28	258	677
Total Minimum Lease Payment	$11	$382	$82	$65	$74	$74	$443	$1,131
(a) GenOn Mid-Atlantic's minimum lease payments have been updated in accordance with the GenMA settlement that was finalized and effective as of April 27, 2018. See Note 3, Chapter 11 Cases for further discussion of the settlement.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative three month periods:
GenOn

	Three months ended March 31,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$158	$15	$143
Net cash used by investing activities	(8)	(32)	24
Net cash used by financing activities	(300)	(132)	(168)
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$157
Increase in fuel inventory consumption driven by weather conditions in 2018, partially offset by inventory purchases to meet commodity and transportation obligations	74
Change in cash collateral in support of risk management activities	(55)
Other changes in working capital driven by various timing differences	(33)
$143
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by a decrease in capital expenditures primarily related to gas conversions in 2017 at New Castle, Shawville and Choctaw generation stations.
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Increase in payments for current and long-term debt in 2018	$(299)
Proceeds from draw on intercompany secured revolving credit facility in 2017	(125)
Payment for credit support in 2017	130
Increase in long-term deposits in 2017	125
Payment for financing costs in 2017	1
$(168)

GenOn Americas Generation

	Three months ended March 31,
	2018	2017	Change
	(In millions)
Net cash provided/(used) by operating activities	$88	$(23)	$111
Net cash used by investing activities	(5)	(12)	7
Net cash used by financing activities	—	(131)	131
Net Cash Provided/(Used) By Operating Activities
Changes to net cash provided/(used) by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$96
Increase in fuel inventory consumption driven by weather conditions in 2018, partially offset by inventory purchases to meet commodity and transportation obligations	59
Change in cash collateral in support of risk management activities	(55)
Other changes in working capital driven by various timing differences	11
$111
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by a decrease in capital expenditures.
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Payment for credit support in 2017	$130
Payment for financing costs in 2017	1
$131

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
GenOn
For the three months ended March 31, 2018, GenOn had total domestic pre-tax book income of $113 million. GenOn had cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $1.7 billion and state of $2.8 billion as of December 31, 2017. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn’s net federal NOLs will begin to expire starting in 2032.
As of December 31, 2017, GenOn recorded a net deferred tax asset of $1.5 billion relating primarily to federal and state loss carryforwards, out-of-market contracts and differences between book and tax basis of property, plant and equipment. Based on its assessment of positive and negative evidence, including available tax planning strategies, GenOn believes that it is more likely than not that a benefit will not be realized on the $1.5 billion tax asset as of December 31, 2017, thus a valuation allowance has been recorded. GenOn’s tax effected valuation allowance was $1.5 billion as of December 31, 2017.
As of March 31, 2018, GenOn does not have any uncertain tax benefits.
GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2015, and with few exceptions, state and local tax examinations are no longer open for years prior to 2010.
GenOn Americas Generation
For the three months ended March 31, 2018, GenOn Americas Generation had total domestic pre-tax book income of $90 million. As of December 31, 2017, GenOn Americas Generation had domestic pre-tax NOLs for federal income tax purposes of $118 million and state of $118 million. GenOn Americas Generation's net federal NOL will expire in 2037.
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
As of March 31, 2018, GenOn Americas Generation does not have any uncertain tax benefits.
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
Contractual Obligations and Commercial Commitments
The Registrants have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Registrants' capital expenditure programs, as disclosed in the Registrants' 2017 Form 10-K. See also Note 7, Debt and Capital Leases and Note 10, Commitments and Contingencies, to this Form 10-Q for discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during three months ended March 31, 2018.

Fair Value of Derivative Instruments
The Registrants may enter into power sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2018.
GenOn

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2017	$(13)
Contracts realized or otherwise settled during the period	20
Changes in fair value	(4)
Fair Value of Contracts as of March 31, 2018	$3

	Fair Value of Contracts as of March 31, 2018
	Maturity
Fair value hierarchy Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$2	$1	$—	$—	$3
Total	$2	$1	$—	$—	$3
GenOn Americas Generation

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2017	$(3)
Contracts realized or otherwise settled during the period	5
Changes in fair value	(4)
Fair Value of Contracts as of March 31, 2018	$(2)

	Fair Value of Contracts as of March 31, 2018
	Maturity
Fair value hierarchy Losses	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$(2)	$—	$—	$—	$(2)
Total	$(2)	$—	$—	$—	$(2)
The Registrants have elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Registrants' derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Registrants' portfolio. As the Registrants' trade-by-trade derivative accounting results in a gross-up of their derivative assets and liabilities, the net derivative asset and liability position is a better indicator of the Registrants' hedging activity. As of March 31, 2018, GenOn had a net derivative asset of $3 million, which is a $16 million increase to total fair value as compared to December 31, 2017. The increase was primarily driven by the roll-off of trades that settled during the period, partially offset by losses in fair value. As of March 31, 2018, GenOn Americas Generation had a net derivative liability of $2 million, which is a $1 million increase to total fair value as compared to December 31, 2017. This increase was primarily driven by contracts settled during the period, largely offset by losses in fair value.

Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the GenOn and GenOn Americas Generation derivative contracts would result in a decrease of approximately $13 million and $2 million, respectively, in the net value of derivatives as of March 31, 2018. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the GenOn and GenOn Americas Generation derivative contracts would result in an increase of approximately $13 million and $2 million, respectively, in the net value of derivatives as of March 31, 2018.
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
The Registrants’ significant accounting policies are summarized in the 2017 Form 10-K, Item 15 - Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements. The Registrants identify their most critical accounting policies as those that are the most pervasive and important to the portrayal of their financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Registrants' critical accounting policies include derivative instruments, impairment of long-lived assets, and income taxes and valuation allowance for deferred tax assets.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (GenOn and GenOn Americas Generation)
The Registrants are exposed to several market risks in their normal business activities. Market risk is the potential loss that may result from market changes associated with the Registrants' merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Registrants are exposed to are commodity price risk, interest rate risk, and credit and performance risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Registrants' 2017 Form 10-K.
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

ITEM 4 — CONTROLS AND PROCEDURES (GenOn and GenOn Americas Generation)
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Registrants adopted ASC 606, Revenue from Contracts with Customers.  Changes were made to relevant business processes and related control activities in order to monitor and maintain controls over financial reporting.  There were no other changes in the Registrants' internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS (GenOn and GenOn Americas Generation)
For a discussion of additional material legal proceedings in which the Registrants were involved through March 31, 2018, see Note 3, Chapter 11 Cases and Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Item 1A — RISK FACTORS (GenOn and GenOn Americas Generation)
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Registrants' 2017 Form 10-K. There have been no material changes in the Registrants' risk factors since those reported in the Registrants' 2017 Form 10-K.
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (GenOn and GenOn Americas Generation)
None.
Item 3 — DEFAULTS UPON SENIOR SECURITIES (GenOn and GenOn Americas Generation)
See Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a description of events of default by GenOn and GenOn Americas Generation under the GenOn Senior Notes and the GenOn Americas Generation Senior Notes.
Item 4 — MINE SAFETY DISCLOSURES (GenOn and GenOn Americas Generation)
Not applicable.
Item 5 — OTHER INFORMATION (GenOn and GenOn Americas Generation)
None.

Item 6 — EXHIBITS (GenOn and GenOn Americas Generation)
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
2.1*	Asset Purchase Agreement by and between Kestrel Acquisitions, LLC, as Purchaser, and NRG Wholesale Generation LP and RRI Energy Services, LLC, as Sellers, dated as of February 22, 2018.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 27, 2018.
2.2*	Purchase and Sale Agreement, by and among Stonepeak Kestrel Holdings LLC, as Purchaser, NRG Canal LLC, as Seller, and GenOn HoldCo 10, LLC, as Company, dated as of March 22, 2018.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018.
10.1	Amendment No. 1 to Cooperation Agreement, by and between GenOn Energy, Inc. and NRG Energy, Inc., effective as of March 8, 2018.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018.
31.1A1	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A1	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A1	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A1	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
* This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

GenOn Americas Generation, LLC Exhibit Index

Number	Description	Method of Filing
2.1*	Asset Purchase Agreement by and between Kestrel Acquisitions, LLC, as Purchaser, and NRG Wholesale Generation LP and RRI Energy Services, LLC, as Sellers, dated as of February 22, 2018.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 27, 2018.
2.2*	Purchase and Sale Agreement, by and among Stonepeak Kestrel Holdings LLC, as Purchaser, NRG Canal LLC, as Seller, and GenOn HoldCo 10, LLC, as Company, dated as of March 22, 2018.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018.
10.1	Amendment No. 1 to Cooperation Agreement, by and between GenOn Energy, Inc. and NRG Energy, Inc., effective as of March 8, 2018.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2018.
31.1A2	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2A2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3A2	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32.A2	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

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

Date: May 15, 2018

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

Date: May 15, 2018