Form 10-Q
period 2018-06-30
GenOn Energy, Inc.
filed 2018-08-07
CIK 1126294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

GenOn Energy, Inc.
(Exact name of registrant as specified in its charter)
76-0655566 (I.R.S. Employer Identification No.)
Commission File Number: 001-16455

Delaware (State or other jurisdiction of incorporation or organization)	(609) 524-4500 (Registrant's telephone number, including area code)

1601 Bryan Street, Suite 2200, Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
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
GenOn Energy, Inc.'s outstanding equity interest is held by NRG Energy, Inc. and there is no equity interests held by nonaffiliates.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
This Quarterly Report on Form 10-Q of GenOn Energy, Inc., or GenOn or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "project," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause GenOn's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors, in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, under Item 1A - Risk Factors, in Part II, Item 1A herein, and the following:

•
The ability of GenOn and certain of its directly and indirectly-owned subsidiaries to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate the transactions contemplated by the Restructuring Support Agreement, including the ability of GenOn to successfully operate following any reorganization, including separation activities from NRG;

•	The existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	The willingness of counterparties to transact with GenOn during the Chapter 11 cases;

•	GenOn's ability to successfully engage in disposition activities;

•	GenOn's and certain of its subsidiaries' ability to continue as a going concern;

•	GenOn's ability to attract and retain skilled people, with the necessary applicable experience, particularly during the pendency of the Chapter 11 Cases;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

•	Changes in law, including judicial decisions;

•
Hazards customary to the power production industry and power generation operations such as fuel and electricity price volatility, unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that GenOn may not have adequate insurance to cover losses as a result of such hazards;

•	The effectiveness of GenOn's risk management policies and procedures, and the ability of GenOn's counterparties to satisfy their financial commitments;

•	Counterparties' collateral demands and other factors affecting GenOn's liquidity position and financial condition;

•	GenOn's ability to borrow additional funds and access capital markets, as well as GenOn’s substantial indebtedness and the possibility that GenOn may incur additional indebtedness going forward;

•	GenOn's ability to find market participants that are willing to act as hedging counterparties;

•
GenOn's ability to operate its businesses efficiently, manage capital expenditures and costs tightly, and generate earnings and cash flows from its asset-based businesses in relation to their debt and other obligations;

•	GenOn's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately compensate GenOn's generation units for all of their costs;

•	GenOn's ability to mitigate forced outage risk for units subject to capacity performance requirements in PJM and performance incentives in ISO-NE;

•	GenOn's ability to implement its strategy of finding ways to meet the challenges of climate change, clean air and protecting natural resources while taking advantage of business opportunities;

•
GenOn's ability to implement its strategy of increasing the return on invested capital through operational performance improvements and a range of initiatives at plants and corporate offices to reduce costs or generate revenues; and

•	GenOn's ability to develop and maintain successful partnering relationships.

Forward-looking statements speak only as of the date they were made, and GenOn undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause GenOn's actual results to differ materially from those contemplated in any forward-looking statements included in this Quarterly Report on Form 10-Q should not be construed as exhaustive.

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Form 10-K	GenOn's Annual Report on Form 10-K for the year ended December 31, 2017
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized power prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
Bankruptcy Code	Chapter 11 of Title 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
BRA	Base Residual Auction
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CES	Clean Energy Standard
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
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

GenOn	GenOn Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation	GenOn Americas Generation, LLC and, except where the context indicates otherwise, its subsidiaries
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $395 million outstanding unsecured senior notes consisting of $208 million of 8.50% senior notes due 2021 and $187 million of 9.125% senior notes due 2031 as of 3/31/2018
GenOn Energy Holdings	GenOn Energy Holdings, Inc. and, except where the context indicates otherwise, its subsidiaries

GenOn Energy Management	GenOn Energy Management, LLC, a wholly owned subsidiary of GenOn Energy, Inc.
GenOn Entities	GenOn and certain of its wholly owned subsidiaries, that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on June 14, 2017
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generation stations under operating leases
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

MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standards
Natixis	Natixis Funding Corp.
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to GenOn, net of collateral
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPDES	National Pollution Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRG	NRG Energy, Inc. and, except where the context indicates otherwise, its subsidiaries
NRG Merger	The merger completed on December 14, 2012, whereby GenOn became a wholly owned subsidiary of NRG
NRG Settlement	The settlement terms finalized and effective as of July 13, 2018 entered into by the GenOn Entities and NRG to settle the disputes existing between such parties.
NSPS	New Source Performance Standards
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
Petition Date	June 14, 2017
PJM	PJM Interconnection, LLC
Plan	Joint Chapter 11 Plan of Reorganization of the GenOn Entities filed on June 29, 2017 and as amended on September 18, 2017, October 2, 2017 and December 12, 2017
RCRA	Resource Conservation and Recovery Act of 1976
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)

Restructuring Support Agreement
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017 and as amended by the first amendment thereto on October 2, 2017, by and among GenOn Energy, Inc., the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto

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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues
Operating revenues	$387	$349	$960	$678
Operating revenues — affiliate	—	17	—	69
Total operating revenues	387	366	960	747
Operating Costs and Expenses
Cost of operations	237	229	483	431
Cost of operations — affiliate	55	65	145	136
Depreciation and amortization	29	42	66	85
General and administrative	46	2	58	15
General and administrative — affiliate	20	40	39	86
Restructuring and transition-related costs	26	—	49	—
Total operating costs and expenses	413	378	840	753
Gain on sale of assets	433	—	433	—
Operating Income/(Loss)	407	(12)	553	(6)
Other Income/(Expense)
Other income, net	7	6	13	11
Interest expense	(3)	(37)	(6)	(81)
Interest expense — affiliate	(2)	(3)	(5)	(6)
Other expense	—	(18)	—	(18)
Total other income/(expense)	2	(52)	2	(94)
Income/(Loss) Before Reorganization Items and Income Taxes	409	(64)	555	(100)
Reorganization items, net	10	77	(23)	77
Income/(Loss) Before Income Taxes	419	13	532	(23)
Income tax expense	16	6	16	7
Net Income/(Loss)	$403	$7	$516	$(30)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Income/(Loss)	$403	$7	$516	$(30)
Other Comprehensive (Loss)/Income, net of tax of $0:
Defined benefit plans	(1)	(1)	2	—
Other comprehensive (loss)/income	(1)	(1)	2	—
Comprehensive Income/(Loss)	$402	$6	$518	$(30)

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$893	$837
Restricted cash	1	1
Accounts receivable	115	122
Inventory	216	338
Derivative instruments	14	14
Derivative instruments — affiliate	2	1
Cash collateral posted in support of energy risk management activities	83	57
Cash collateral posted in support of energy risk management activities — affiliate	24	32
Prepaid rent and other current assets	140	152
Total current assets	1,488	1,554
Property, plant and equipment, net	1,605	2,217
Other Assets
Intangible assets, net	18	23
Derivative instruments	2	3
Derivative instruments — affiliate	—	1
Long-term deposits	31	130
Prepaid rent — non-current	654	341
Other non-current assets	146	135
Total other assets	851	633
Total Assets	$3,944	$4,404
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$1
Current portion of long-term debt — affiliate	151	125
Accounts payable	74	105
Accounts payable — affiliate	19	36
Derivative instruments	8	22
Derivative instruments — affiliate	6	7
Accrued expenses and other current liabilities	124	133
Total current liabilities	383	429
Liabilities Subject to Compromise	2,072	2,840
Other Liabilities
Long-term debt and capital leases	38	39
Derivative instruments	1	—
Derivative instruments — affiliate	2	3
Out-of-market contracts	591	734
Other non-current liabilities	264	284
Total non-current liabilities	896	1,060
Total Liabilities	3,351	4,329
Commitments and Contingencies
Stockholder's Equity
Common stock: $0.001 par value, 1 share authorized and issued at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	338	338
Retained earnings / (accumulated deficit)	265	(251)
Accumulated other comprehensive loss	(10)	(12)
Total Stockholder's Equity	593	75
Total Liabilities and Stockholder's Equity	$3,944	$4,404
See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2018	2017
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$516	$(30)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Depreciation and amortization	66	85
Amortization of debt premiums	—	(24)
Loss on financing arrangement for 2022 Notes	—	18
Non-cash adjustment to write-off unamortized debt premiums	—	(107)
Gain on GAG Administrative Claim	(42)	—
Amortization of out-of-market contracts and emission allowances	(30)	(40)
Gain on sale of assets	(433)	—
Changes in derivative instruments	(14)	(32)
Changes in collateral deposits supporting energy risk management activities	(18)	90
Lower of cost or market inventory adjustments	—	2
Cash (used)/provided by changes in other working capital:
Prepaid rent — non-current	(188)	(84)
Accounts payable — affiliate	(17)	—
Changes in other assets and liabilities	72	(15)
Net Cash Used by Operating Activities	(88)	(137)
Cash Flows from Investing Activities
Capital expenditures	(23)	(55)
Proceeds from sale of assets, net	816	—
Refund for purchase option paid in 2017	14	—
Net Cash Provided/(Used) by Investing Activities	807	(55)
Cash Flows from Financing Activities
Increase in long-term deposits	(26)	—
Payment for credit support	—	(130)
Payments for deferred financing costs	—	(92)
Proceeds from draw on intercompany secured revolving credit facility	26	125
Payments for current and long-term debt	(663)	(1)
Net Cash Used by Financing Activities	(663)	(98)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	56	(290)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	838	1,034
Cash and Cash Equivalents and Restricted Cash at End of Period	$894	$744

See accompanying notes to condensed consolidated financial statements.

GENON ENERGY, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
GenOn Energy, Inc., or GenOn or the Company, a wholly owned subsidiary of NRG, is a wholesale generator engaged in the ownership and operation of power generation facilities, with approximately 12,261 MW of net electric generating capacity located in the U.S.
GenOn sells power from its generation portfolio and offers capacity or similar products to retail electric providers and others, and provides ancillary services to support system reliability.
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
The GenOn Entities remain in possession of their property and continue their business operations in the ordinary course uninterrupted as "debtors-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The condensed consolidated financial statements for GenOn were prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.
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
As described above and in Note 3, Chapter 11 Cases, the GenOn Entities submitted the Plan in connection with the Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's ability to continue as a going concern is dependent on many factors, including the consummation of the Plan in a timely manner and GenOn's ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's ability to continue as a going concern.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Company's 2017 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2018, and the results of operations, comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2018 and 2017.
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

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net, as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Property, plant and equipment accumulated depreciation	$507	$634
Intangible assets accumulated amortization	23	70
Business Interruption Insurance Proceeds
During the first quarter of 2018, the Company received $16 million in business interruption insurance proceeds as a result of insurance claims from 2016 and 2014 forced outages at Bowline and Avon Lake. The proceeds from business interruption insurance are included in cost of operations on the statement of operations and in cash flows from operating activities in the statement of cash flows for the Company for the six months ended June 30, 2018.
Recent Accounting Developments — Guidance Adopted in 2018
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement.  The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period.  The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit cost is eligible for capitalization. The Company adopted the amendments of ASU No. 2017-07 effective January 1, 2018. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in an increase in cost of operations of $3 million and $5 million with a corresponding increase in other income, net on the statement of operations for the three and six months ended June 30, 2017, respectively.
Revenue Recognition
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the guidance in ASC 606 using the modified retrospective method applied to contracts which were not completed as of the adoption date, with no adjustment required to the financial statements upon adoption. Following the adoption of the new standard, the Company's revenue recognition of its contracts with customers remains materially consistent with its historical practice. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company's policies with respect to its various revenue streams are detailed below. In general, the Company applies the invoicing practical expedient to recognize revenue for the revenue streams detailed below, except in circumstances where the invoiced amount does not represent the value transferred to the customer.
Energy Revenue
Both physical and financial transactions are entered into to optimize the financial performance of the Company's generating facilities. Electric energy revenue is recognized upon transmission to the customer over time, using output method for measuring progress of satisfaction of performance obligations. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in the Company's consolidated statements of operations. The Company applies the invoicing practical expedient, where applicable, in recognizing energy revenue. Under the practical expedient, revenue is recognized based on the invoiced amount, which is equal to the value to the customer of GenOn's performance obligation completed to date. Financial transactions, or the buying and selling of energy for trading purposes, are recorded net within operating revenues in the consolidated statements of operations in accordance with ASC 815.

Capacity Revenue
Capacity revenues consist of revenues billed to a third party at either the market or a negotiated contract price for making installed generation capacity available in order to satisfy system integrity and reliability requirements. Capacity revenues are recognized over time, using output method for measuring progress of satisfaction of performance obligations. The Company applies the invoicing practical expedient, where applicable, in recognizing capacity revenue. Under the practical expedient, revenue is recognized based on the invoiced amount, which is equal to the value to the customer of GenOn's performance obligation completed to date.
Capacity revenue contracts mainly consist of:
Capacity auctions — The Company's largest sources of capacity revenues are capacity auctions in PJM, ISO-NE, and NYISO. Capacity auction delivery periods span from June through May. Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time performance, where GenOn's actual revenues will be the combination of revenues based on the cleared auction MWs plus the net of any over- and under-performance of GenOn's fleet. Estimated revenues for cleared auction MWs in the various capacity auctions are $584 million, $329 million, $226 million, $329 million and $170 million for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.
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
Sale of Emission Allowances
The Company records its inventory of emission allowances as part of intangible assets. From time to time, management may authorize the transfer of emission allowances in excess of usage from the Company's emission bank to intangible assets held-for-sale for trading purposes. The Company records the sale of emission allowances on a net basis within operating revenue in the consolidated statements of operations.
Disaggregated Revenues
The following table represents the Company's disaggregation of revenue from contracts with customers for the three months ended June 30, 2018 and six months ended June 30, 2018:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In millions)
Energy revenue(a)	$210	$604
Capacity revenue(a)	169	325
Mark-to-market for economic hedging activities(b)	—	14
Other revenues	8	17
Operating revenue	387	960
Less: Derivative revenue	11	21
Total revenue from contracts with customers	$376	$939
(a) The following amounts of energy and capacity revenue relate to derivative instruments and are accounted for under ASC 815:
Energy revenue	$(13)	$(25)
Capacity revenue	24	32
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815.

Contract Balances
The following table reflects the contract assets included in the Company's balance sheet as of June 30, 2018:

(In millions)	June 30, 2018
Accounts receivable - Contracts with customers	$113
Accounts receivable - Derivative instruments	2
Total accounts receivable	$115
Recent Accounting Developments — Guidance Not Yet Adopted
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company will adopt the standard effective January 1, 2019 and expect to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Company is currently evaluating the impact that the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company's review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Company believes the adoption of Topic 842 will have a material impact on its financial statements. The Company is also monitoring recent changes to Topic 842 and the related impact on the implementation process.
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

•
GenOn retained $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic on account of the J.P. Morgan letter of credit draw and all proceeds of NRG’s settlement payment of approximately $261.3 million to GenOn in connection with the NRG Settlement, subject to setoff as further discussed below, to fully settle the disputes existing between such parties and their respective affiliates;

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs.
NRG Settlement
On July 13, 2018, the Bankruptcy Court entered an order approving certain modifications to the Settlement Agreement entered into by the GenOn Entities and NRG on December 14, 2017, to enable consummation of the NRG Settlement, as defined in the Plan, and settle the disputes existing between such parties. Certain of the modifications are as follows:

•	NRG and GenOn agreed to waive any unsatisfied conditions precedent to the Settlement Agreement and consummate such agreement no later than July 16, 2018;

•	NRG agreed to assign its $8.4 million historical claim against REMA, in exchange for $4.2 million, to be deducted from the amount NRG pays to GenOn upon consummation of the NRG Settlement;

•	GenOn posted a $10.0 million letter of credit to secure any NRG exposure in respect of the claims asserted by REMA against NRG until REMA has provided NRG a release;

•	GenOn will use best efforts to cause the replacement of, as soon as reasonably practicable, those certain letters of credit procured by NRG for the benefit of GenOn and/or its subsidiaries; and

•
The shared services under the transition services agreement between GenOn and NRG will be deemed terminated as of August 15, 2018, and GenOn agreed to waive the early services termination fee in exchange for NRG’s provision of payroll services through October 21, 2018. NRG will have no obligation to provide any shared services under the transition services agreement, with the sole exception of payroll services, beyond August 15, 2018.

On July 16, 2018, GenOn and NRG consummated the NRG Settlement and certain transactions were settled and paid, including the settlement consideration of $261.3 million and the transition services credit of $28 million owed by NRG to GenOn, offset by the $151 million in borrowings under the Intercompany Revolver, along with related accrued interest of $12 million and certain other balances owed by GenOn to NRG, including fees accrued for services provided under the Services Agreement. In connection with the settlement, GenOn received approximately $125 million of net proceeds from NRG, subject to post-closing adjustments, and posted a $10 million letter of credit to NRG. Other than those obligations which survive or are independent of the releases described herein, the NRG Settlement provides NRG releases from GenOn and each of its debtor and non-debtor subsidiaries, excluding REMA.

Restructuring Support Agreement
Prior to filing the Chapter 11 Cases, the GenOn Entities entered into the Restructuring Support Agreement on June 12, 2017 that provided for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. Certain principal terms of the Restructuring Support Agreement were documented in various support agreements, including a transition services agreement, entered into by GenOn and NRG and approved by the Bankruptcy Court pursuant to an order of confirmation, and are detailed below:

1)	The dismissal of certain pre-petition litigation and full releases from GenOn and each of its debtor and non-debtor subsidiaries in favor of NRG, excluding REMA.

2)
GenOn received cash consideration from NRG of $261.3 million pursuant to the NRG Settlement executed in connection with the Plan, which was received in cash less any amounts owed to NRG under the intercompany secured revolving credit facility, or the Intercompany Revolver, as further described above. As of June 30, 2018, GenOn owed NRG approximately $151 million under the Intercompany Revolver. See Note 9, Related Party Transactions, for further discussion of the Intercompany Revolver.

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

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2018 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization. GenOn’s pension liability as of June 30, 2018 was approximately $90 million. NRG will also retain the liability for GenOn's post-employment and retiree health and welfare benefits, in an amount up to $25 million.

5)
The shared services agreement between GenOn and NRG was terminated and replaced as of the plan confirmation date with a transition services agreement at an annualized rate of $84 million, subject to certain credits and adjustments. See Note 9, Related Party Transactions, for further discussion of the Services Agreement.

6)
GenOn received a credit of approximately $28 million from NRG to apply against amounts owed under the Services Agreement. The credit was specifically equal to the amount of the 4% aggregate principal amount of the new senior secured first lien notes due 2022, or the 2022 Notes, plus accrued interest from the date of entry into the escrow agreement entered into in connection with the 2022 Notes and is intended to reimburse GenOn for its payment of such amount, as described below.

7)
NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. GenOn can no longer utilize the Intercompany Revolver and, on July 27, 2017, the letter of credit facility was terminated, as GenOn had obtained a separate letter of credit facility with Citibank N.A., or Citibank. See Note 9, Related Party Transactions, for further discussion of the Intercompany Revolver and the letter of credit facility with NRG and Note 7, Debt and Capital Leases, for the letter of credit facility obtained with Citibank in July 2017.

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

9)
GenOn and NRG have agreed to cooperate in good faith to maximize the value of certain development projects. Pursuant to this, GenOn made a one-time payment in the amount of $15 million to NRG in December 2017 as compensation for a purchase option with respect to the Canal 3 project. On March 22, 2018, NRG agreed to sell Canal 3 to a third party, in conjunction with GenOn's sale of Canal Units 1 and 2 to the same third party. On June 29, 2018, in connection with the closing of the Canal 3 sale, NRG refunded GenOn $13.5 million related to the prepayment of the purchase option.

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
GenOn Debt
As of June 30, 2018, the Intercompany Revolver and GenOn Senior Notes totaled approximately $2.0 billion. The filing of the Chapter 11 Cases constitutes an event of default under the following debt instruments, or collectively, the Debt Documents:

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
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to a January 30, 2018 order of the Bankruptcy Court, or the GAG Settlement Order, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.
On June 5, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make an additional partial payment in respect of the remaining outstanding balance of the GAG Administrative Claim, in the amount of $363 million, consisting of $192 million and $171 million to be applied to the remaining outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. This payment effectively paid the entire remaining principal balance of the GenOn Americas Generation Senior Notes in exchange for the underlying GenOn Americas Senior Notes. In connection with the payment, GenOn recognized $42 million as a gain on reorganization items, net.
On July 13, 2018, the Bankruptcy Court entered an order authorizing interim distributions on account of certain allowed unsecured claims under the Plan and confirmation order, establishing related claim estimate, and granting related relief, which enables the Debtor Entities to make certain interim distributions up to $630 million on account of allowed GenOn Senior Notes claims and general unsecured claims prior to the effective date of the Plan. On July 18, 2018, pursuant to the order, the GenOn Entities elected to make a partial payment in the amount of $600 million, consisting of $230 million, $211 million and $159 million to be applied to the outstanding balance of the GenOn Senior Notes due 2017, 2018 and 2020, respectively.

2022 Notes
On May 8, 2017, a remote special purpose limited liability company issued $550 million in principal amount of notes that bore interest at a rate of 10.5% with a maturity date of June 1, 2022. The proceeds were deposited into a separate and independently maintained escrow account along with 4% of the principal amount and accrued interest from May 8, 2017 through June 15, 2017 totaling $28 million. If certain conditions were satisfied, GenOn was expected to merge with the remote special purpose limited liability company and assume the obligation for the 2022 Notes, which were to be secured by certain of GenOn’s and its subsidiaries' assets. Based on the terms of the underlying transaction documents governing the 2022 Notes, on June 14, 2017, when GenOn filed the Chapter 11 Cases, the funds held in the escrow account were released to the holders of the 2022 Notes, which were simultaneously redeemed. In connection with the escrow release, GenOn expensed $18 million in fees incurred in connection with the 2022 Notes offering in other expense during the second quarter of 2017. These fees, along with the $28 million that was reimbursed by NRG, as further described in Note 9, Related Party Transactions, for a total of $46 million, were reflected as financing costs in the statement of cash flows for the six months ended June 30, 2017.
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
The Backstop Fee was considered earned by the Backstop Parties and was paid on June 13, 2017. This payment is effectively a discount (a reduction of the proceeds to be received by GenOn from the noteholders) and is reported in other non-current assets on GenOn’s condensed consolidated balance sheet as of June 30, 2018. When the financing is in effect, it will be reported as a direct reduction from the carrying amount of the debt and amortized over the five-year term as interest expense. The Backstop Fee was reflected as financing costs in the statement of cash flows for the six months ended June 30, 2017.
Accounting for Reorganization
As a result of the Chapter 11 Cases, realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The condensed consolidated financial statements for GenOn are prepared in accordance with Accounting Standards Codification (ASC) 852, Reorganizations, for debtors-in-possession.
Liabilities Subject to Compromise
GenOn's condensed consolidated balance sheets as of June 30, 2018 include amounts classified as liabilities subject to compromise which include prepetition liabilities that were allowed or that are estimated would be allowed as claims in its Chapter 11 proceedings. If there is uncertainty about whether a claim will be impaired under the Plan, the entire amount of the claim is included in liabilities subject to compromise. The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheets:

	As of June 30, 2018	As of December 31, 2017
	(In millions)
Accounts payable and accrued expenses	$34	$41
Long-term debt, including current portion	1,868	2,615
Accrued interest	46	56
Pension and postretirement liabilities	115	117
Other	9	11
	$2,072	$2,840

Interest Expense
GenOn will not pay interest expense on the GenOn Senior Notes or the GenOn Americas Senior Notes during bankruptcy and it is not expected to be an allowable claim. Therefore, GenOn did not record interest on the GenOn Senior Notes or the GenOn Americas Generation Senior Notes in the amount of $41 million and $6 million, respectively, for the three months ended June 30, 2018, and $82 million and $17 million, respectively, for the six months ended June 30, 2018. GenOn also did not record interest on the GenOn Senior Notes or the GenOn Americas Senior Notes in the amount of $5 million and $3 million, respectively, for the period from June 14, 2017 to June 30, 2017.
Reorganization Items
Reorganization items represent costs directly associated with the Chapter 11 proceedings. The below table represents the significant items in reorganization items for GenOn:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Legal and other professional advisory fees	$(23)	$(26)	$(45)	$(26)
Write-off of debt premiums and credit reserves	—	103	—	103
Fees paid to GenOn Americas Generation's senior unsecured noteholders	(7)	—	(18)	—
Gain on GAG Administrative Claim	42	—	42	—
Other	(2)	—	(2)	—
	$10	$77	$(23)	$77
During the three and six months ended June 30, 2018, $39 million and $87 million, respectively, of cash payments were made by GenOn for reorganization items, which include reorganization items that were incurred during 2017. During the period from June 14, 2017 to June 30, 2017, $23 million of cash payments were made by GenOn for reorganization items.
Note 4 — Dispositions
2018 Dispositions
Sale of Hunterstown
On June 1, 2018, the Company completed the sale of the Hunterstown generation station, or Hunterstown, and certain third party gas interconnection contracts, pursuant to the asset purchase agreement entered into on February 22, 2018, between subsidiaries of GenOn and Kestrel Acquisition, LLC for cash consideration of $498 million, subject to post-closing working capital adjustments. Hunterstown is an 810 MW natural gas facility located in Gettysburg, Pennsylvania. The sale resulted in a gain of approximately $140 million recognized in the Company's consolidated results of operations during the second quarter of 2018.
Prior to the sale, income before income taxes for Hunterstown and the associated contracts being sold was $16 million and $43 million for the three and six months ended June 30, 2018, respectively, and $14 million and $20 million for the three and six months ended June 30, 2017, respectively.
Sale of Canal 1 and 2
On June 29, 2018, the Company completed the sale of the Canal Units 1 and 2 electricity generating facilities with a combined 1,112 MW capacity in Sandwich, Massachusetts, pursuant to the asset purchase agreement entered into on March 22, 2018, between subsidiaries of GenOn and Stonepeak Kestrel Holdings LLC for total consideration of $320 million, consisting of $318 million of cash received and $2 million held in escrow to cover post-closing obligations, subject to post-closing working capital adjustments. The sale resulted in a gain of approximately $293 million recognized in the Company's consolidated results of operations during the second quarter of 2018. In addition, Stonepeak committed to future purchases of excess inventory from GenOn within two years after closing, which was valued at $24 million as of June 30, 2018.
Also on June 29, 2018, an affiliate of the purchaser of Canal Units 1 and 2 completed the acquisition of Canal 3 pursuant to the purchase agreement entered into on March 22, 2018 with an affiliate of NRG. The closing of the Canal 3 transaction was a closing condition under the Canal Units 1 and 2 purchase agreement. In addition, NRG refunded GenOn $13.5 million for GenOn's prepayment of a purchase option with respect to the Canal 3 project upon completion of the Canal 3 transaction.

Prior to the sale, income before income taxes for Canal was $23 million and $52 million for the three and six months ended June 30, 2018, respectively, and $6 million and $17 million for the three and six months ended June 30, 2017, respectively.
2017 Dispositions
Sale of Emission Allowances
During the first quarter of 2017, GenOn Energy Management, through its existing agreement with NRG Power Marketing, LLC, sold 1.3 million of excess California Air Resource Board emission credit allowances for proceeds of $18 million resulting in a gain on the sale of approximately $1 million.
Note 5 — Fair Value of Financial Instruments
This footnote should be read in conjunction with the complete description under Note 5, Fair Value of Financial Instruments, to the Company's 2017 Form 10-K.
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and cash collateral posted in support of energy risk management activities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
As a result of the GenOn Entities filing for relief under Chapter 11 as further discussed in Note 3, Chapter 11 Cases, GenOn's long-term debt, including current portion, obtained prior to the Petition Date is classified as liabilities subject to compromise as of June 30, 2018, and December 31, 2017.
As of June 30, 2018, and December 31, 2017, the estimated carrying amount and fair value of GenOn's long-term debt, including current portion, is $38 million and $39 million, respectively, and is classified as Level 3 within the fair value hierarchy. The carrying amount and fair value of the current portion of long-term debt — affiliate is $151 million and $125 million as of June 30, 2018, and December 31, 2017, respectively, and is classified as Level 3 within the fair value hierarchy.
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
The following tables present assets and liabilities (including affiliate amounts) measured and recorded at fair value on the Company's condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2018
	Fair Value
	Level 1 (a)	Level 2 (a)	Level 3	Total
	(In millions)
Derivative assets:
Commodity contracts	$—	$17	$1	$18
Derivative liabilities:
Commodity contracts	$—	$16	$1	$17
Other assets (b)	$3	$—	$—	$3
(a) There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2018.
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
The following table reconciles, for the three and six months ended June 30, 2018 and 2017, the beginning and ending balances for derivatives that are recognized at fair value in the Company's condensed consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Derivatives (a)		Derivatives (a)
	(In millions)
Beginning balance	$—	$(2)	$(1)	$(1)
Total gains/(losses) included in earnings — realized/unrealized	—	—	1	(1)
Ending balance	$—	$(2)	$—	$(2)
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30	$—	$(2)	$1	$(2)
(a) Consists of derivative assets and liabilities, net.
Derivative Fair Value Measurements
A portion of GenOn's contracts are exchange-traded contracts with readily available quoted market prices. A majority of GenOn's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2018, contracts valued with prices provided by models and other valuation techniques make up 6% of the total derivative assets and 6% of the total derivative liabilities.
GenOn's significant positions classified as Level 3 include physical coal executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid coal location pricing, which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, GenOn uses the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2018 and December 31, 2017:

	Significant Unobservable Inputs
	June 30, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per ton)	$50	$54	$50
FTRs	—	1	Discounted Cash Flow	Auction Prices (per MWh)	(3)	3	—
	$1	$1

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Coal Contracts	$1	$—	Discounted Cash Flow	Forward Market Price (per ton)	$46	$49	$47
FTRs	1	3	Discounted Cash Flow	Auction Prices (per MWh)	(4)	2	—
	$2	$3
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2018 and December 31, 2017:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit/non-performance reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that GenOn's net exposure under a specific master agreement is an asset, GenOn uses the counterparty's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume GenOn's liabilities or that a market participant would be willing to pay for GenOn's assets. There were no non-performance/credit reserves for GenOn as of June 30, 2018 and December 31, 2017.
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. GenOn has chosen not to offset positions as defined in ASC 815. As of June 30, 2018, GenOn recorded $107 million of cash collateral posted on its balance sheet related to fair value of derivative positions, which includes $24 million of collateral posted to NRG, and $83 million posted to other counterparties.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2017 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. GenOn is exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases.

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2017 Form 10-K. As of June 30, 2018, the Company's counterparty credit exposure was $34 million and the Company held no collateral (cash and letters of credit) against those positions, resulting in a net exposure of $34 million. Approximately 95% of the Company's exposure before collateral is expected to roll off by the end of 2019. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for GenOn with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS and non-derivative transactions. The exposure is shown net of collateral held and includes amounts net of receivables or payables.

Category by Industry Sector	Net Exposure (a) (b) (% of Total)
Utilities, energy merchants, marketers and other	100%
Total as of June 30, 2018	100%

Category by Counterparty Credit Quality	Net Exposure (a) (b) (% of Total)
Investment grade	82%
Non-Investment grade/Non-rated	18
Total as of June 30, 2018	100%

(a)	Counterparty credit exposure excludes transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
GenOn has counterparty credit risk exposure to certain counterparties, each of which represents more than 10% of their respective total net exposure discussed above. The aggregate of such counterparties' exposure was $26 million as of June 30, 2018. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, GenOn does not anticipate a material impact on their financial position or results of operations from nonperformance by any of its counterparties.
RTOs and ISOs
The Company participates in the organized markets of CAISO, ISO-NE, MISO, NYISO and PJM, known as RTO or ISOs. Trading in these markets is approved by FERC and includes credit policies that, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. As a result, the counterparty credit risk to these markets is limited to GenOn's share of the overall market and is excluded from the above exposure.
Exchange Traded Transactions
The Company enters into commodity transactions on registered exchanges, notably ICE and NYMEX. These clearinghouses act as the counterparty, and transactions are subject to extensive collateral and margining requirements. As a result, these commodity transactions have limited counterparty credit risk.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 6, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2017 Form 10-K.
Energy-Related Commodities
As of June 30, 2018, GenOn had energy-related derivative financial instruments extending through 2019.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of GenOn's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2018 and December 31, 2017. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		June 30, 2018	December 31, 2017
Commodity	Units	(In millions)
Coal	Short Ton	1	2
Natural Gas	MMBtu	12	56
Power	MWh	(2)	(7)
The decrease in the natural gas and power positions are due to settlements of generation hedge positions.
Fair Value of Derivative Instruments
The following tables summarize the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Derivatives Not Designated as Cash Flow Hedges:
Commodity contracts current	$16	$15	$14	$29
Commodity contracts long-term	2	4	3	3
Total Derivatives Not Designated as Cash Flow Hedges	$18	$19	$17	$32
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and do not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. The following tables summarize the offsetting of derivatives by counterparty master agreement level and collateral received or paid:

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral Posted	Net Amount
June 30, 2018	(In millions)
Commodity contracts:
Derivative assets	$16	$(7)	$—	$9
Derivative assets - affiliate	2	(2)	—	—
Derivative liabilities	(9)	7	1	(1)
Derivative liabilities - affiliate	(8)	2	6	—
Total derivative instruments	$1	$—	$7	$8

	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral Posted	Net Amount
December 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$17	$(11)	$—	$6
Derivative assets - affiliate	2	(2)	—	—
Derivative liabilities	(22)	11	10	(1)
Derivative liabilities - affiliate	(10)	2	8	—
Total derivative instruments	$(13)	$—	$18	$5
Impact of Derivative Instruments on the Statements of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments are reflected in current period earnings.
During 2017, the Company underwent the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increases in collateral posting requirements following rating agency downgrades and reduce expected collateral costs associated with exchange cleared hedge transactions.
The following tables summarize the pre-tax effects of economic hedges. These amounts are included within operating revenues and cost of operations.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Unrealized mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(2)	$(17)	$18	$(2)
Net unrealized gains/(losses) on open positions related to economic hedges	1	40	(3)	37
Total unrealized(losses)/gains	$(1)	$23	$15	$35

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Revenue from operations — energy commodities	$—	$20	$14	$30
Cost of operations	(1)	3	1	5
Total impact to statements of operations	$(1)	$23	$15	$35
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability position as of June 30, 2018, was $1 million. As of June 30, 2018, no collateral was required for contracts with credit rating contingent features that are in a net liability position. The Company is also party to certain marginable agreements under which no collateral was due as of June 30, 2018.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 —Debt and Capital Leases
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	June 30, 2018	December 31, 2017	June 30, 2018 interest rate %

GenOn Americas Generation Senior Notes, due 2021	$—	$366	8.500
GenOn Americas Generation Senior Notes, due 2031	—	329	9.125
GenOn Senior Notes, due 2017	691	691	7.875
GenOn Senior Notes, due 2018	649	649	9.500
GenOn Senior Notes, due 2020	490	490	9.875
Other(a)	76	129
GenOn capital lease	1	1
Less: Liabilities subject to compromise	(1,868)	(2,615)
Subtotal long-term debt and capital leases (including current maturities)	39	40
Less: Current maturities	1	1
Total long-term debt and capital leases	$38	$39
(a)    Certain payments of the Long Term Service Agreements for the Choctaw and Hunterstown facilities are accounted for as a debt financing liability in accordance with GAAP.
Chapter 11 Cases
On February 1, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. On June 5, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make an additional partial payment in respect of the remaining outstanding balance of the GAG Administrative Claim, in the amount of $363 million, consisting of $192 million and $171 million to be applied to the remaining outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. This payment effectively paid the entire remaining principal balance of the GenOn Americas Generation Senior Notes in exchange for the underlying GenOn Americas Senior Notes.
On July 13, 2018, the Bankruptcy Court entered an order authorizing interim distributions on account of certain allowed unsecured claims under the Plan and confirmation order, establishing related claim estimate, and granting related relief, which enables the Debtor Entities to make certain interim distributions up to $630 million on account of allowed GenOn Senior Notes claims and general unsecured claims prior to the effective date of the Plan. On July 18, 2018, pursuant to the order, the GenOn Entities elected to make a partial payment in the amount of $600 million, consisting of $230 million, $211 million and $159 million to be applied to the outstanding balance of the GenOn Senior Notes due 2017, 2018 and 2020, respectively.
See Note 3, Chapter 11 Cases, for further discussion on the payments related to the GenOn and GenOn Americas Generation Senior Notes.
Intercompany Revolver and Letter of Credit Facilities
GenOn was party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit.  At June 30, 2018 and December 31, 2017, there were $151 million and $125 million, respectively, of loans outstanding under the Intercompany Revolver, which are both recorded as current portion of long-term debt — affiliate on the balance sheet. See Note 9, Related Party Transactions, for further discussion.
As part of the Restructuring Support Agreement, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. On July 27, 2017, the letter of credit facility was terminated. See Note 9, Related Party Transactions, for further discussion.

On July 14, 2017, the GenOn Entities obtained a letter of credit facility with Citibank, or the New LC Facility, to finance the working capital needs and for general corporate purposes. The New LC Facility provides availability of up to $300 million less amounts borrowed, and letters of credit provided are required to be cash collateralized at 101% of the letter of credit amount. As of June 30, 2018, there was $5 million of letters of credit issued under this facility. On July 5, 2018, GenOn and Citibank entered into an amendment to the New LC Facility to extend the term of the agreement an additional six months and decrease the exposure amount to $150 million over such extended period.
On June 8, 2018, the REMA Lessors drew down on the existing letters of credit under the Intercompany Revolver, which resulted in borrowings of $26 million. Upon notification, GenOn became obligated under the Intercompany Revolver. The obligation was accounted for as an increase in current portion of long-term debt — affiliate with a corresponding increase in long-term deposits on the Company's condensed consolidated balance sheet as of June 30, 2018. See Note 9, Related Party Transactions, for further discussion. On July 2, 2018, REMA directed the indenture trustees to apply the proceeds from the letter of credit draws to the July rent payments for the Keystone and Conemaugh facilities. The forbearance agreements entered into on June 18, 2018 with the owner participants and certificateholders forbear the parties from taking action with respect to the remaining balance of rents for July not covered by the letter of credit draws pertaining to Keystone and Conemaugh.
On July 16, 2018, all borrowings and related interest under the Intercompany Revolver were settled against amounts owed to the Company by NRG, as further discussed in Note 3, Chapter 11 Cases, in connection with the NRG Settlement.
GenOn Mid-Atlantic Long-Term Deposits
On January 27, 2017, GenOn Mid-Atlantic entered into an agreement with Natixis Funding Corp., or Natixis, under which Natixis procured payment and credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson, or the Natixis Agreement. GenOn Mid-Atlantic made a payment of $130 million plus fees of $1 million as consideration for Natixis applying for the issuance of, and obtaining, letters of credit from Natixis, New York Branch, the LC Provider, to support the lease payments. The payment was accounted for as a long-term deposit on the Company's condensed consolidated balance sheet prior to June 30, 2017, reflecting the deferred benefit to GenOn Mid-Atlantic of its contractual rights under the Natixis Agreement, including lease payments Natixis had agreed to make thereunder, and notwithstanding that GenOn Mid-Atlantic had made an irrevocable payment to Natixis.
In letters dated February 24, 2017, GenOn Mid-Atlantic received a series of notices from certain of the owner lessors under its operating leases of the Morgantown coal generation units, or Notices, alleging default. The Notices alleged the existence of lease events of default as a result of, among other items, the purported failure by GenOn Mid-Atlantic to comply with a covenant requiring the maintenance of qualifying credit support. The Notices instructed the relevant trustees to draw on letters of credit under the secured intercompany revolving credit agreement between NRG and GenOn. On February 28, 2017, the trustees drew on the letters of credit under NRG's revolving credit facility, which resulted in borrowings of $125 million. Upon notification, GenOn became obligated under the Intercompany Revolver. In addition, a corresponding payable was recorded by GenOn Mid-Atlantic to GenOn, with the offset recorded as a long-term deposit on the Company's condensed consolidated balance sheet as of March 31, 2017 under the related operating leases. On May 5, 2017, GenOn Mid-Atlantic repaid $125 million to GenOn.
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
On June 28, 2017, GenOn Mid-Atlantic directed U.S. Bank in its capacity as the indenture trustee, to apply the $125 million that had been drawn on the letters of credit under NRG's revolving credit facility to the June 30 rent obligations related to the operating leases. In addition, GenOn Mid-Atlantic paid $2.7 million to the owner lessors to satisfy the remaining portion of the June 30 rent obligations. Rather than accept the $125 million already drawn as payment for the June 30 rent obligation, on June 30, 2017, U.S. Bank drew on the Natixis Agreement in the amount of $125 million. At such time, GenOn Mid-Atlantic transferred $125 million of the amount paid under the Natixis Agreement to prepaid rent - non-current in its condensed consolidated balance sheet. These transactions resulted in a dispute with respect to when GenOn Mid-Atlantic had satisfied its June 30 rent obligation. This dispute was resolved in July 2017, with the $125 million drawn on the Natixis Agreement used to satisfy the rent obligation.
As a result of the consummation of the GenMA Settlement, the two actions pending in the Supreme Court of the State of New York were settled as of April 27, 2018. See Note 3, Chapter 11 Cases, for further discussion of the GenMA Settlement.

Note 8 — Income Taxes
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2018	2017	2018	2017
Income/(loss) before income taxes	$419	$13	$532	$(23)
Income tax expense	16	6	16	7
Effective tax rate	3.8%	46.2%	3.0%	(30.4)%
For the three and six months ended June 30, 2018, GenOn's overall effective tax rate was different than the statutory rate of 21% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the three and six months ended June 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state income taxes.
For the three and six months ended June 30, 2018, GenOn recorded a current income tax payable of $16 million, due to state income taxes as a result of the gain from the recent sale of assets.
Note 9 — Related Party Transactions
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
In December 2017, in conjunction with the confirmation of the Plan, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG provides the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments. GenOn provided notice to NRG of its intent to terminate the shared services under the transition services agreement effective August 15, 2018, and GenOn agreed to waive the early services termination fee in exchange for NRG's provision of payroll services through October 21, 2018. Also, in connection with NRG Settlement, as described in Note 3, Chapter 11 Cases, all amounts owed and payable to NRG were settled against the $28 million credit provided for in the Restructuring Support Agreement. NRG is obligated to provide separation and other services that are not shared services after such date, and provide additional services that are necessary for or reasonably related to the operation of GenOn's business after such date subject to NRG's prior written consent, not to be unreasonably withheld. Also in December 2017, GenOn received a $3.5 million credit for services provided under the transition services agreement. For the three and six months ended June 30, 2018, GenOn recorded costs related to these services of $20 million and $39 million, respectively, as general and administrative — affiliate. For the three and six months ended June 30, 2017, GenOn recorded costs related to these services of $40 million and $86 million, as general and administrative — affiliate.
Credit Agreement with NRG
GenOn was party to a secured intercompany revolving credit agreement with NRG, or the Intercompany Revolver.  The Intercompany Revolver provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At June 30, 2018 and December 31, 2017, $45 million and $92 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Additionally, as of June 30, 2018 and December 31, 2017, there were $151 million and $125 million, respectively, of loans outstanding under the Intercompany Revolver, which are both recorded as current portion of long-term debt - affiliate on the balance sheet, as further described in Note 7, Debt and Capital Leases.  Certain of GenOn's subsidiaries, as guarantors, entered into a guarantee agreement pursuant to which these guarantors guaranteed amounts borrowed and obligations incurred under the credit agreement. The guarantors are restricted from incurring additional liens on certain of their assets. In addition, the Intercompany Revolver contains customary covenants and events of default. As of June 30, 2018, GenOn was in default under the Intercompany Revolver with NRG due to the filing of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn under the Intercompany Revolver. In addition, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the Intercompany Revolver. The letter of credit facility provided availability of up to $330 million less amounts borrowed and letters of credit provided were required to be cash collateralized at 103% of the letter of credit amount. On July 27, 2017, this letter of credit facility was terminated as GenOn obtained a separate letter of credit facility with Citibank, as discussed in Note 7, Debt and Capital Leases.
On June 8, 2018, the REMA Lessors drew down on the existing letters of credit under the Intercompany Revolver, which resulted in borrowings of $26 million. See Note 7, Debt and Capital Leases, for further discussion. On July 16, 2018, all borrowings and related interest under the Intercompany Revolver were settled against amounts owed to the Company by NRG, as further discussed in Note 3, Chapter 11 Cases, in connection with the NRG Settlement.
Note 10 — Commitments and Contingencies
This footnote should be read in conjunction with the complete description under Note 15, Commitments and Contingencies, to the Company's 2017 Form 10-K.
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. GenOn records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate reserve for the matters discussed below. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from their currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, GenOn and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect GenOn's consolidated financial position, results of operations, or cash flows.
GenOn Chapter 11 Cases — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the GenOn Entities have been stayed by operation of Section 362(a) of the Bankruptcy Code. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's senior unsecured noteholders are parties, each of them supported the Bankruptcy Court's approval of the Plan. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. If the Plan is not consummated, GenOn may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of NRG and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Chapter 11 Cases, for additional information. The GenOn Entities are in the process of evaluating claims submitted in connection with the Chapter 11 Cases to determine the validity of such claims but have not yet finished their assessment of valid claims and are currently unable to determine the amount of such claims.

Actions Pursued by MC Asset Recovery — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery sought to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants. On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. On October 17, 2018, the bankruptcy court is scheduled to hear a Motion for a Final Decree to close the Mirant bankruptcy case.
Natural Gas Litigation — GenOn has been a party to several lawsuits, certain of which are class action lawsuits, in state and federal courts, of which four remain pending involving plaintiffs in Kansas, Missouri and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with GenOn. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit's decision and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings.
On March 7, 2016, class plaintiffs filed their motions for class certification. On March 30, 2017, the court denied the plaintiffs' motions for class certification, which the plaintiffs appealed to. The plaintiffs petitioned the Ninth Circuit for interlocutory review. On July 12, 2018, the Ninth Circuit heard oral arguments and the case is under submission pending a decision.
On February 26, 2018, GenOn filed objections to the proofs of claim filed in the Chapter 11 Cases by all of the plaintiffs in each of the four cases. GenOn filed that same day a motion asking the Bankruptcy Court to estimate all of the proofs of claim at zero dollars, to which the plaintiffs objected. The Bankruptcy Court denied the plaintiffs' objection, ruling that it had the authority to consider GenOn's objections to the proofs of claim and to estimate the claims, but has certified its decision for review by either the Fifth Circuit Court of Appeals or the District Court.
In June 2018, GenOn reached a settlement with plaintiffs in three of the four remaining suits, which leaves only the one purported class action involving plaintiffs in Wisconsin.  CenterPoint Energy Services is a defendant in that case, and GenOn has agreed to indemnify CenterPoint against certain losses relating to the lawsuit.  The Nevada District Judge granted summary judgment in favor of CenterPoint in that lawsuit, and the plaintiffs appealed that decision to the Ninth Circuit.  The appeal was argued on February 16, 2018, and the case is under submission pending a decision.
Mirant Chapter 11 Proceedings — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, for relief under Chapter 11 of the Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection, or the Mirant Plan, became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Mirant Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Mirant Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall. On October 17, 2018, the bankruptcy court is scheduled to hear a Motion for a Final Decree to close the Mirant bankruptcy case.

Potomac River Environmental Investigation — In March 2013, NRG Potomac River LLC, a subsidiary of GenOn, received notice that the District of Columbia Department of Environment (now renamed the Department of Energy and Environment, or DOEE) was investigating potential discharges to the Potomac River originating from the Potomac River Generating facility site, a site where the generation facility is no longer in operation. In connection with that investigation, DOEE served a civil subpoena on NRG Potomac River LLC requesting information related to the site and potential discharges occurring from the site.  NRG Potomac River LLC provided various responsive materials.  In January 2016, DOEE advised NRG Potomac River LLC that DOEE believed various environmental violations had occurred as a result of discharges DOEE believes occurred to the Potomac River from the Potomac River Generating facility site and as a result of associated failures to accurately or sufficiently report such discharges.  DOEE has indicated it believes that penalties are appropriate in light of the violations.  NRG Potomac River LLC is currently reviewing the information provided by DOEE.
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
Natixis v. GenOn Mid-Atlantic — On February 16, 2018, Natixis Funding Corp. and Natixis, New York Branch filed a complaint in the Supreme Court of the State of New York against GenOn Mid-Atlantic, the owner lessors under GenOn Mid-Atlantic’s operating leases of the Dickerson and Morgantown coal generation units, and the lease indenture trustee under those leases.  The plaintiffs’ allegations against GenOn Mid-Atlantic relate to a payment agreement between GenOn Mid-Atlantic and Natixis Funding Corp. to procure credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson.  The plaintiffs seek approximately $34 million in damages arising from GenOn Mid-Atlantic’s purported breach of certain warranties in the payment agreement. On April 2, 2018, GenOn Mid-Atlantic removed the allegations against it to the U.S. District Court for the Southern District of New York. On April 11, 2018, the U.S. District Court for the Southern District of New York entered a briefing schedule on a forthcoming motion to remand by Natixis Funding Corp. and a forthcoming motion to transfer by GenOn Mid-Atlantic. On April 26, 2018, Natixis Funding Corp. filed its motion to remand. On May 31, 2018, GenOn Mid-Atlantic opposed the motion to remand and filed a cross-motion to transfer. The parties completed briefing on the motions to remand and transfer on July 9, 2018, and the U.S. District Court for the Southern District of New York held an oral argument on July 18, 2018 and continued the motions to a subsequent conference scheduled for September 26, 2018.

Note 11 — Regulatory Matters
This footnote should be read in conjunction with the complete description under Note 16, Regulatory Matters, to the Company's 2017 Form 10-K.
GenOn operates in a highly regulated industry and are subject to regulation by various federal and state agencies. As such, GenOn is affected by regulatory developments at both the federal and state levels and in the regions in which they operate. In addition, GenOn is subject to the market rules, procedures, and protocols of the various ISO and RTO markets in which they participate. These power markets are subject to ongoing legislative and regulatory changes that may impact GenOn's wholesale business.
In addition to the regulatory proceedings noted below, GenOn and its subsidiaries are parties to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect GenOn's respective consolidated financial position, results of operations, or cash flows.
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, certain companies filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, certain companies filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. Briefing is complete. On May 29, 2018, the United States filed an amicus brief at the invitation of the Seventh Circuit arguing that the ZEC program is not preempted.
Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, certain companies filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On July 25, 2017, Defendants' motions to dismiss were granted. On August 24, 2017, certain companies filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. Briefing is complete. On May 29, 2018, the United States filed an amicus brief at the invitation of the Seventh Circuit arguing that the ZEC program is not preempted.
State Out-Of-Market Subsidy Proposals — Certain states including Connecticut, New Jersey, Ohio and Pennsylvania have considered but have not enacted proposals to provide out-of-market subsidy payments to potentially uneconomic nuclear and fossil generating units.  The Company has opposed those efforts to provide out of market subsidies, and intend to continue opposing them in the future.
Department of Energy's Proposed Grid Resiliency Pricing Rule and Subsequent FERC Proceeding — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, comments were filed encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new proceeding asking each ISO/RTO to address specific questions focused on grid resilience. On March 9, 2018, the ISOs/RTOs filed comments to the questions posed by FERC. The Company responded on May 9, 2018 and is currently awaiting a decision from FERC.
Montgomery County Station Power Tax — On December 20, 2013, GenOn received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties.  GenOn disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County filed an appeal, and on February 2, 2017, the Montgomery County Circuit Court affirmed the decision of the tax court. On February 17, 2017, Montgomery County filed an appeal to the Court of Special Appeals of Maryland. On April 24, 2018, the Court of Special Appeals of Maryland affirmed the lower court's decision and on May 29, 2018, Montgomery County petitioned the Court of Appeals of Maryland to issue a writ of certiorari to review that decision. GenOn filed an answer opposing the petition on June 18, 2018. The petition is currently pending before the Court of Appeals of Maryland.

Note 12 — Environmental Matters
This footnote should be read in conjunction with the complete description under Note 17, Environmental Matters, to the Company's 2017 Form 10-K.
GenOn is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. The electric generation industry has been facing requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species that have been put in place in recent years. However, under the current U.S. presidential administration some of these rules are being reconsidered and reviewed. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the current U.S. presidential administration.
Air
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio and Pennsylvania. On October 26, 2016, the EPA finalized the CSAPR Update Rule, which reduces future NOx allocations and discounts the current banked allowances to account for the more stringent 2008 Ozone NAAQS and to address the D.C. Circuit's July 2015 decision. This rule has been challenged in the D.C. Circuit. The Company believes its investment in pollution controls and cleaner technologies leave the fleet well-positioned for compliance.
Water
In August 2014, the EPA finalized the regulation regarding the use of water for once through cooling at existing facilities to address impingement and entrainment concerns. GenOn anticipates that more stringent requirements will be incorporated into some of its water discharge permits over the next several years as NPDES permits are renewed.
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from flue gas desulfurization, or FGD, fly ash, bottom ash, and flue gas mercury control.  In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed some of the deadlines. On September 18, 2017, the EPA promulgated a final rule that (i) postpones the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA completes its next rulemaking and (ii) withdrew the April 2017 administrative stay.  The legal challenges have been suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Company has largely eliminated its estimate of the environmental capital expenditures that would have been required to comply with permits incorporating the revised guidelines. The Company will revisit these estimates after the rule is revised.
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. The EPA has stated that it intends to further revise the rule.

Note 13 — Debtors' Financial Information
The financial information below represents the Debtor Entities condensed combined financial statements for the three and six months ended June 30, 2018 and the period from June 14, 2017 through June 30, 2017. The following represent the entities included in the GenOn Entities, or the GenOn Energy, Inc. Debtors:

GenOn Americas Generation, LLC	NRG Lovett LLC
GenOn Americas Procurement, Inc.	NRG New York LLC
GenOn Asset Management, LLC	NRG North America LLC
GenOn Capital Inc.	NRG Northeast Generation, Inc.
GenOn Energy Holdings, Inc.	NRG Northeast Holdings, Inc.
GenOn Energy Management, LLC	NRG Potrero LLC
GenOn Energy Services, LLC	NRG Power Generation Assets LLC
GenOn Energy, Inc.	NRG Power Generation LLC
GenOn Fund 2001 LLC	NRG Power Midwest GP LLC
GenOn Mid-Atlantic Development, LLC	NRG Power Midwest LP
GenOn Power Operating Services MidWest, Inc.	NRG Sabine (Delaware), Inc.
GenOn Special Procurement, Inc.	NRG Sabine (Texas), Inc.
Hudson Valley Gas Corporation	NRG San Gabriel Power Generation LLC
Mirant Asia-Pacific Ventures, LLC	NRG Tank Farm LLC
Mirant Intellectual Asset Management and Marketing, LLC	NRG Wholesale Generation GP LLC
Mirant International Investments, Inc.	NRG Wholesale Generation LP
Mirant New York Services, LLC	NRG Willow Pass LLC
Mirant Power Purchase, LLC	Orion Power New York GP, Inc.
Mirant Wrightsville Investments, Inc.	Orion Power New York LP, LLC
Mirant Wrightsville Management, Inc.	Orion Power New York, L.P.
MNA Finance Corp.	RRI Energy Broadband, Inc.
NRG Americas, Inc.	RRI Energy Channelview (Delaware) LLC
NRG Bowline LLC	RRI Energy Channelview (Texas) LLC
NRG California North LLC	RRI Energy Channelview LP
NRG California South GP LLC	RRI Energy Communications, Inc.
NRG California South LP	RRI Energy Services Channelview LLC
NRG Canal LLC	RRI Energy Services Desert Basin, LLC
NRG Delta LLC	RRI Energy Services, LLC
NRG Florida GP, LLC	RRI Energy Solutions East, LLC
NRG Florida LP	RRI Energy Trading Exchange, Inc.
NRG Lovett Development I LLC	RRI Energy Ventures, Inc.

GenOn Energy, Inc. Debtors
Supplemental Condensed Combined Statements of Operations
(Unaudited)
	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In millions)
Total operating revenues	$408	$978
Total operating costs and expenses	393	878
Gain on sale of assets	433	433
Operating Income	448	533
Other Income/(Expense)
Total other (expense)/income	(39)	22
Income Before Reorganization Items and Income Taxes	409	555
Reorganization items, net	10	(23)
Income Before Income Taxes	419	532
Income tax expense	16	16
Net Income	$403	$516

GenOn Energy, Inc. Debtors
Supplemental Condensed Combined Statement of Operations
Period from June 14, 2017 through June 30, 2017
(Unaudited)
(In millions)
Total operating revenues	$94
Total operating costs and expenses	66
Operating Income	28
Other Expense
Total other expense	(1)
Income Before Reorganization Items and Income Taxes	27
Reorganization items, net	103
Income Before Income Taxes	130
Income tax	—
Net Income	$130
The condensed combined comprehensive income for GenOn Energy, Inc. Debtors is equal to the condensed combined net income for the three and six months ended June 30, 2018 and for the period from June 14, 2017 through June 30, 2017.

GenOn Energy, Inc. Debtors
Supplemental Condensed Combined Balance Sheets
	June 30, 2018	December 31, 2017
	(unaudited)
	(In millions)
ASSETS
Cash and cash equivalents	$728	$581
Restricted cash	1	1
Accounts receivable	106	113
Accounts receivable — affiliate	705	661
Prepaid rent and other current assets	854	883
Total current assets	2,394	2,239
Property, plant and equipment, net	670	1,251
Investment in subsidiaries	(591)	(570)
Notes receivable — affiliate	565	544
Other non-current assets	157	128
Total Assets	$3,195	$3,592
LIABILITIES AND STOCKHOLDER'S EQUITY
Current portion of long-term debt	$1	$1
Current portion of long-term debt — affiliate	151	125
Accounts payable	38	62
Accrued expenses and other current liabilities	124	133
Total current liabilities	314	321
Liabilities subject to compromise	2,072	2,840
Long-term debt	37	38
Other non-current liabilities	179	318
Total Liabilities	2,602	3,517
Stockholder's equity	593	75
Total Liabilities and Stockholder's Equity	$3,195	$3,592

GenOn Energy, Inc. Debtors
Supplemental Condensed Combined Statements of Cash Flows
(Unaudited)
	Six months ended June 30, 2018	Period from June 14, 2017 through June 30, 2017
	(In millions)
Net cash (used)/provided by operating activities	$(12)	$22
Net cash provided by investing activities	822	—
Net cash used by financing activities	(663)	—
Net increase in cash, cash equivalents and restricted cash	147	22
Cash, cash equivalents and restricted cash at beginning of period	582	484
Cash, cash equivalents and restricted cash at end of period	$729	$506

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to the GenOn's Condensed Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2018 and 2017. Also, refer to the Company's 2017 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
Overview
The following table summarizes GenOn's generation portfolio as of June 30, 2018:

Generation Type	(In MW)(a)
Natural gas (b)(c)(d)	7,338
Coal	4,188
Oil (e)	735
Total generation capacity	12,261

(a)	MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units.

(b)
On February 28, 2018, GenOn notified the CPUC and CAISO of its intent to retire Etiwanda by June 1, 2018, Ormond Beach by October 1, 2018 and Ellwood by January 1, 2019, collectively 2,210 MW. GenOn retired Etiwanda on June 1, 2018, representing 640 MW. On July 26, 2018, CAISO received authorization to negotiate reliability must-run agreements at Ellwood and one unit at Ormond Beach to meet local reliability needs in 2019.

(c)	GenOn retired Mandalay on February 6, 2018, representing 560 MW.

(d)	On June 1, 2018, GenOn completed the sale of Hunterstown, representing 810 MW.

(e)	On June 29, 2018, GenOn completed the sale of Canal Units 1 and 2, representing 1,112 MW.
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

•
GenOn retained $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic on account of the J.P. Morgan letter of credit draw and all proceeds of NRG’s settlement payment of approximately $261.3 million to GenOn in connection with the NRG Settlement, subject to setoff as further discussed below, to fully settle the disputes existing between such parties and their respective affiliates;

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs.
NRG Settlement
On July 13, 2018, the Bankruptcy Court entered an order approving certain modifications to the Settlement Agreement entered into by the GenOn Entities and NRG on December 14, 2017, to enable consummation of the NRG Settlement, as defined in the Plan, and settle the disputes existing between such parties. Certain of the modifications are as follows:

•	NRG and GenOn agreed to waive any unsatisfied conditions precedent to the Settlement Agreement and consummate such agreement no later than July 16, 2018;

•	NRG agreed to assign its $8.4 million historical claim against REMA, in exchange for $4.2 million, to be deducted from the amount NRG pays to GenOn upon consummation of the NRG Settlement;

•	GenOn posted a $10.0 million letter of credit to secure any NRG exposure in respect of the claims asserted by REMA against NRG until REMA has provided NRG a release;

•	GenOn will use best efforts to cause the replacement of, as soon as reasonably practicable, those certain letters of credit procured by NRG for the benefit of GenOn and/or its subsidiaries; and

•
The shared services under the transition services agreement between GenOn and NRG will be deemed terminated as of August 15, 2018, and GenOn agreed to waive the early services termination fee in exchange for NRG’s provision of payroll services through October 21, 2018. NRG will have no obligation to provide any shared services under the transition services agreement, with the sole exception of payroll services, beyond August 15, 2018.

On July 16, 2018, GenOn and NRG consummated the NRG Settlement and certain transactions were settled and paid, including the settlement consideration of $261.3 million and the transition services credit of $28 million owed by NRG to GenOn, offset by the $151 million in borrowings under the Intercompany Revolver, along with related accrued interest of $12 million and certain other balances owed by GenOn to NRG, including fees accrued for services provided under the Services Agreement. In connection with the settlement, GenOn received approximately $125 million of net proceeds from NRG, subject to post-closing adjustments, and posted a $10 million letter of credit to NRG. Other than those obligations which survive or are independent of the releases described herein, the NRG Settlement provides NRG releases from GenOn and each of its debtor and non-debtor subsidiaries, excluding REMA.

Regulatory Matters
The Company's regulatory matters are described in the Company's 2017 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 11, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
As owners of power plants and participants in wholesale energy markets, certain of GenOn's subsidiaries are subject to regulation by various federal and state government agencies. These include the CFTC and FERC, as well as other public utility commissions in certain states where GenOn's generating assets are located. In addition, GenOn is subject to the market rules, procedures and protocols of the various ISO markets in which they participate. GenOn must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where they operate.
PJM
2021/2022 PJM Auction Results — On May 23, 2018, PJM announced the results of its 2021/2022 base residual auction. GenOn cleared approximately 7,706 MW of Capacity Performance product. GenOn's expected capacity revenues from the base residual auction for the 2021/2022 delivery year are approximately $410 million. For results of the 2020/2021 PJM base residual auction, refer to Item 1 - Business of GenOn's 2017 Form 10-K.
The table below provides a detailed description of GenOn's base residual auction result:

	Capacity Performance Product
Zone	Cleared Capacity (MW)	Price ($/MW-day)
EMAAC	594	$165.73
MAAC	1,405	$140.00
PEPCO	4,081	$140.00
ATSI	908	$171.33
RTO	718	$140.00
Total	7,706
Capacity Market Reforms Filing — On April 9, 2018, PJM filed with FERC two capacity market reform proposals in one filing attempting to address market impacts created by out-of-market subsidies. PJM proposed a capacity re-pricing proposal as its preferred option to accommodate state subsidies in the wholesale market. In the alternative, PJM proposes extending its MOPR to existing resources, along with other changes. On June 29, 2018, FERC issued an order rejecting both of the PJM proposals. Instead, FERC found the existing PJM tariff unjust and unreasonable, and initiated a new proceeding to develop a just and reasonable outcome. Among other things, FERC directed PJM to adopt a minimum price rule that would apply to all subsidized resources, including nuclear and renewable resources. Additionally, FERC directed PJM to consider whether to allow state regulators to remove equal amounts of subsidized generation and load from the capacity market. FERC established a briefing schedule and committed to issuing a final order in early 2019 for implementation for next year’s BRA.
Complaints Related to Extension of Base Capacity — In 2015, FERC approved changes to PJM's capacity market, which included moving from the Base Capacity product to the higher performance Capacity Performance product over the course of a five year transition. Under this transition, as of the May 2017 BRA, the Base Capacity product will no longer be available. Several parties have filed complaints at FERC seeking to maintain the RPM Base Capacity product for at least one more delivery year or until such time as PJM develops a model for seasonal resources to participate. On February 23, 2018, FERC issued an Order scheduling a technical conference. Multiple parties filed for rehearing. FERC issued a notice for technical conference that took place on April 24, 2018 and received post-technical conference comments on July 13, 2018. The outcome of this proceeding could have a material impact on future PJM capacity prices.

New York
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
MISO
Revisions to MISO Capacity Construct - On February 28, 2018, FERC issued two orders on MISO’s capacity market design, which together, re-affirm MISO’s existing capacity market structure. FERC also held that, even though there was a period of time between where MISO’s capacity market structure may not have just and reasonable, FERC exercised its remedial authority not to rerun past auctions. On March 30, 2018, the Company filed a motion for rehearing with FERC. The eventual outcome of this proceeding will affect capacity prices in MISO and the incentive for generators in MISO to sell capacity into neighboring markets.
General
State Out-Of-Market Subsidy Proposals — Certain states including Connecticut, New Jersey, Ohio and Pennsylvania have considered but have not enacted proposals to provide out-of-market subsidy payments to potentially uneconomic nuclear and fossil generating units.  The Company has opposed those efforts to provide out of market subsidies, and intends to continue opposing them in the future.
Department of Energy's Proposed Grid Resiliency Pricing Rule and Subsequent FERC Proceeding — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, comments were filed encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new proceeding asking each ISO/RTO to address specific questions focused on grid resilience. On March 9, 2018, the ISOs/RTOs filed comments to the questions posed by FERC. The Company responded on May 9, 2018 and is currently awaiting a decision from FERC.

Environmental Matters
GenOn is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species have been put in place in recent years. However, under the current U.S. presidential administration some of these rules are being reconsidered and reviewed. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on the operations of the Company's facilities, which could have a material effect on the Company's operations. Complying with environmental laws involves significant capital and operating expenses. GenOn decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.
A number of regulations with the potential to affect the Company and their facilities have been recently promulgated by the EPA but are being reconsidered, including ESPS/NSPS for GHGs, NAAQS revisions and implementation, and effluent guidelines. GenOn is evaluating the potential outcomes and any resulting impacts of recently promulgated regulations that the EPA is now reconsidering and cannot fully predict such impacts until administrative reconsiderations and legal challenges are resolved. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the current U.S. presidential administration.
The Company's environmental matters are described in the Company's 2017 Form 10-K in Item 1, Business - Environmental Matters and Item 1A, Risk Factors. These matters have been updated in Note 12, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from flue gas desulfurization, or FGD, fly ash, bottom ash, and flue gas mercury control. In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed some of the deadlines. On September 18, 2017, the EPA promulgated a final rule that (i) postpones the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA completes its next rulemaking and (ii) withdrew the April 2017 administrative stay. The legal challenges have been suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Company has largely eliminated its estimate of the environmental capital expenditures that would have been required to comply with permits incorporating the revised guidelines. The Company will revisit these estimates after the rule is revised.
Regional Environmental Issues
RGGI — The Company operates generating units in Maryland, Massachusetts and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020.  The nine RGGI states re-evaluated the program and published a model rule to further reduce the number of allowances. The revisions being currently contemplated could adversely impact the Company's results of operations, financial condition and cash flows. Other states (e.g., New Jersey) may join or rejoin RGGI. This action could adversely impact generating assets in the subject state(s) and may affect the RGGI budgets and the likelihood that more states may join the program.

Significant Events
Asset Sales

•
On June 1, 2018, the Company completed the sale of Hunterstown and certain third party gas interconnection contracts pursuant to the asset purchase agreement entered into on February 22, 2018, between subsidiaries of GenOn for cash consideration of $498 million, subject to post-closing working capital adjustments. The sale resulted in a gain of approximately $140 million recognized in the Company's consolidated results of operations during the second quarter of 2018.

•
On June 29, 2018, the Company completed the sale of Canal Units 1 and 2, pursuant to the asset purchase agreement entered into on March 22, 2018, between subsidiaries of GenOn for a total consideration of $320 million, subject to post-closing working capital adjustments. In addition, NRG refunded GenOn $13.5 million for GenOn's prepayment of a purchase option with respect to the Canal 3 project. Also on June 29, 2018, an affiliate of the purchaser of Canal Units 1 and 2 completed the acquisition of Canal 3 pursuant to the purchase agreement entered into on March 22, 2018 with an affiliate of NRG. The closing of the Canal 3 transaction was a closing condition under the Canal Units 1 and 2 purchase agreement. The sale resulted in a gain of approximately $293 million recognized in the Company's consolidated results of operations during the second quarter of 2018.

Financing Activities

•
On February 1, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make a partial payment in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.

•
On June 5, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make an additional partial payment in the amount of $363 million, consisting of $192 million and $171 million to be applied to the remaining outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. This payment effectively paid the entire remaining principal balance of the GenOn Americas Generation Senior Notes in exchange for the underlying GenOn Americas Senior Notes. In connection with the payment, GenOn recognized $42 million as a gain on reorganization items, net.

•
On July 13, 2018, the Bankruptcy Court entered an order authorizing interim distributions on account of certain allowed unsecured claims under the Plan and confirmation order, establishing related claim estimate, and granting related relief, which enables the Debtor Entities to make certain interim distributions up to $630 million on account of allowed GenOn Senior Notes claims and general unsecured claims prior to the effective date of the Plan. On July 18, 2018, pursuant to the order, the GenOn Entities elected to make a partial payment in the amount of $600 million, consisting of $230 million, $211 million and $159 million to be applied to the outstanding balance of the GenOn Senior Notes due 2017, 2018 and 2020, respectively.

Operational Matters
GenOn, through its subsidiary, NRG California South LP, owns and operates the Mandalay generation station, Units 1, 2 and 3 (“Mandalay”) located in Oxnard, California.  On October 19, 2017, NRG California South LP provided notice to the CPUC and the CAISO of its intent to shut down and retire Mandalay by December 31, 2017. Mandalay was retired on February 6, 2018.
On February 28, 2018, GenOn, through its subsidiary, NRG California South LP, provided additional notices to the CPUC and the CAISO of its intent to shut down and retire the Etiwanda generating station by June 1, 2018, the Ormond Beach generating station by October 1, 2018, and the Ellwood generating station by January 1, 2019. Etiwanda was retired on June 1, 2018. On July 26, 2018, CAISO received authorization from its board of directors to negotiate reliability must-run agreements at Ellwood and one unit at Ormond Beach in order to meet local reliability needs in 2019, contingent upon reaching acceptable terms with CAISO.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
Electricity Prices
The following tables summarize average on-peak power prices for each of the major markets in which GenOn operates for the three and six months ended June 30, 2018 and 2017. Average on-peak power prices increased primarily due to the increase in natural gas prices for the three and six months ended June 30, 2018, compared to the same period in 2017.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended June 30,
	2018	2017	Change %
MISO - Louisiana Hub (b)	$44.20	$42.77	3%
NEPOOL	36.28	33.57	8%
PEPCO (PJM)	43.64	34.38	27%
PJM West Hub	39.73	32.79	21%
CAISO - SP15	27.75	30.72	(10)%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.

	Average on Peak Power Price ($/MWh) (a)
	Six months ended June 30,
	2018	2017	Change %
MISO - Louisiana Hub (b)	$45.22	$43.71	3%
NEPOOL	51.07	33.69	52%
PEPCO (PJM)	48.04	34.07	41%
PJM West Hub	43.58	32.40	35%
CAISO - SP15	31.60	26.87	18%
(a) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.
(b) Region also transacts in PJM - West Hub.
The following tables summarize average realized power prices for GenOn for the three and six months ended June 30, 2018 and 2017, which reflects the impact of settled hedges:

Average Realized Power Price ($/MWh)
Three months ended June 30,			Six months ended June 30,
2018	2017 (a)	Change %	2018	2017 (a)	Change %
$35.92	$39.60	(9)%	$51.92	$46.14	13%
(a) Excludes closure and financial settlement of certain open positions with counterparties that would have otherwise been realized in subsequent periods.
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, other costs of sales, contract and emission credit amortization and mark-to-market gains or losses on economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Economic gross margin should be viewed as a supplement to and not a substitute for the Company's presentation of gross margin, which is the most directly comparable GAAP measure. Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as the sum of energy revenue, capacity revenue and other revenue, less cost of fuel and other cost of sales.
Economic gross margin does not include mark-to-market gains or losses on economic hedging activities that are not yet settled, contract and emission credit amortization or other operating costs.

The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2018	2017	Change	2018	2017	Change
Operating Revenues
Energy revenue (a)	$210	$194	$16	$604	$433	$171
Capacity revenue (a)	169	143	26	325	266	59
Mark-to-market for economic hedging activities	—	20	(20)	14	30	(16)
Other revenues	8	9	(1)	17	18	(1)
Total operating revenues	387	366	21	960	747	213
Operating Costs and Expenses
Generation cost of sales (a)	174	143	31	390	289	101
Mark-to-market for economic hedging activities	1	(3)	4	(1)	(5)	4
Contract and emissions credit amortization	(2)	(10)	8	(10)	(19)	9
Operations and maintenance	108	145	(37)	221	262	(41)
Other cost of operations	11	19	(8)	28	40	(12)
Total cost of operations	292	294	(2)	628	567	61
Depreciation and amortization	29	42	(13)	66	85	(19)
General and administrative	46	2	44	58	15	43
General and administrative - affiliate	20	40	(20)	39	86	(47)
Restructuring and transition-related costs	26	—	26	49	—	49
Total operating costs and expenses	413	378	35	840	753	87
Gain on sale of assets	433	—	433	433	—	433
Operating Income/(Loss)	407	(12)	419	553	(6)	559
Other Income/(Expense)
Other income, net	7	6	1	13	11	2
Interest expense	(5)	(40)	35	(11)	(87)	76
Other expense	—	(18)	18	—	(18)	18
Total other income/(expense)	2	(52)	54	2	(94)	96
Income/(Loss) Before Reorganization Items and Income Taxes	409	(64)	473	555	(100)	655
Reorganization items, net	10	77	(67)	(23)	77	(100)
Income/(Loss) Before Income Taxes	419	13	406	532	(23)	555
Income tax expense	16	6	10	16	7	9
Net Income/(Loss)	$403	$7	$396	$516	$(30)	$546
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.80	$3.18	(12)%	$2.90	$3.25	(11)%
MWh sold (in thousands) (b)	5,846	4,765	23%	11,633	9,269	26%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	MWh sold excludes generation at facilities that generate revenue under tolling agreements.

The following table presents the composition and reconciliation of gross margin and economic gross margin for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Energy revenue	$210	$194	$604	$433
Capacity revenue	169	143	325	266
Mark-to-market for economic hedging activities	—	20	14	30
Other revenues	8	9	17	18
Operating revenue	387	366	960	747
Cost of fuel	(163)	(134)	(381)	(270)
Other cost of sales	(11)	(9)	(9)	(19)
Mark-to-market for economic hedging activities	(1)	3	1	5
Contract and emission credit amortization	2	10	10	19
Gross margin	$214	$236	$581	$482
Less: Mark-to-market for economic hedging activities, net	(1)	23	15	35
Less: Contract and emission credit amortization, net	2	10	10	19
Economic gross margin	$213	$203	$556	$428
GenOn's gross margin decreased by $22 million and economic gross margin increased by $10 million for the three months ended June 30, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to a 23% increase in economic generation primarily at Morgantown and Dickerson as a result of lower planned outages and at Choctaw due to Unit 1 returning to service in late 2017	$18
Higher gross margin due to a 13% increase in average PJM cleared auction capacity prices and a 4% increase in PJM cleared auction capacity volumes, primarily at Shawville	17
Higher gross margin due to a 94% increase in New England cleared auction capacity prices and a 23% increase in New York capacity prices	17
Lower gross margin due to a 9% decrease in average realized energy prices, partially offset by a 6% decrease in natural gas prices	(35)
Lower gross margin due to lower Southern California Resource Adequacy volumes due to an oversupply in the market	(11)
Other	4
Increase in economic gross margin	$10
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(24)
Decrease in contract and emission credit amortization	(8)
Decrease in gross margin	$(22)

GenOn's gross margin increased by $99 million and economic gross margin increased by $128 million for the six months ended June 30, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to a 25% increase in economic generation primarily at GenOn Mid-Atlantic, Avon Lake and Cheswick as a result of colder weather in 2018	$67
Higher gross margin due to a 15% increase in average PJM cleared auction capacity prices and an 8% increase in PJM cleared auction capacity volumes, primarily at Shawville	40
Higher gross margin due to a 122% increase in New England cleared auction capacity prices	32
Higher gross margin due to business interruption insurance proceeds received for Bowline and Avon Lake as a result of forced outages in 2016 and 2014	16
Lower gross margin due to lower Southern California Resource Adequacy volumes due to an oversupply in the market	(15)
Lower gross margin due to a 16% increase in natural gas prices from locational constraints in early 2018 as well as a 6% increase in coal prices, partially offset by a 13% increase in realized energy prices and a reduction in natural gas transportation costs	(13)
Other	1
Increase in economic gross margin	$128
Decrease in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges as further described below	(20)
Decrease in contract and emission credit amortization	(9)
Increase in gross margin	$99
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges.
The breakdown of gains and losses included in GenOn's operating revenues and operating costs and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(19)	$21	$(11)
Net unrealized gains/(losses) on open positions related to economic hedges	—	39	(7)	41
Total mark-to-market gains in operating revenues	$—	$20	$14	$30
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(2)	$2	$(3)	$9
Net unrealized gains/(losses) on open positions related to economic hedges	1	1	4	(4)
Total mark-to-market (losses)/gains in operating costs and expenses	$(1)	$3	$1	$5
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost financial statement caption as the items being hedged.
For the three months ended June 30, 2018, there was no gain or loss in operating revenues from economic hedge positions. The $1 million loss in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized gains from contracts that settled during the period, partially offset by an increase in the value of forward purchases of fuel contracts as a result of increases in coal prices.

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
For the six months ended June 30, 2018, the $14 million gain in operating revenues from economic hedge positions was primarily driven by the reversal of previously recognized unrealized losses from contracts that settled during the period, partially offset by a decrease in the value of forward sales of power contracts as a result of increases in forward power prices. The $1 million gain in operating costs and expenses from economic hedge positions was driven by an increase in the value of forward purchases of fuel contracts as a result of increases in coal prices, largely offset by the reversal of previously recognized unrealized gains from contracts that settled during the period.
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
Operations and Maintenance
Operations and maintenance decreased by $37 million during the three months ended June 30, 2018, compared to the same period in 2017, due to:

(In millions)
Lower major maintenance work at Cheswick, Chalk Point and Bowline due to lower planned and unplanned outages	$(22)
Lower operations and maintenance costs due to workforce reductions as a result of cost cutting initiatives	(9)
Lower operations and maintenance costs due to retirement of Etiwanda and Mandalay as well as the pending retirement of Ormond Beach	(4)
Other	(2)
$(37)
Operations and maintenance decreased by $41 million during the six months ended June 30, 2018, compared to the same period in 2017, due to:

(In millions)
Lower major maintenance work at Cheswick, Chalk Point and Bowline due to lower planned and unplanned outages, partially offset by higher maintenance at Dickerson as costs are no longer being capitalized after the 2017 impairment	$(20)
Lower operations and maintenance costs due to workforce reductions as a result of cost cutting initiatives	(10)
Lower operations and maintenance costs due to retirement of Pittsburg, Etiwanda and Mandalay as well as the pending retirement of Ormond Beach, partially offset by current period deactivation costs	(7)
Lower maintenance costs due to the deactivation of the Pittsburg facility that occurred in 2017	(4)
$(41)
Other Cost of Operations
Other cost of operations decreased by $8 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the deferral of expected asset retirement obligation spend in Northern California, which resulted in a reduction of accretion expense.
Other cost of operations decreased by $12 million during the six months ended June 30, 2018, compared to the same period in 2017, due to the deferral of expected asset retirement obligation spend in Northern California, which resulted in a reduction of accretion expense as well as a reduction in property tax expense at Morgantown due to the payment in lieu of taxes agreement.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased by $13 million during the three months ended June 30, 2018, compared to the same period in 2017, due to the sale of the Hunterstown generation station in the second quarter of 2018 and the impairment of the Morgantown and Dickerson coal generating units during the fourth quarter of 2017.
Depreciation and amortization expense decreased by $19 million during the six months ended June 30, 2018, compared to the same period in 2017, due to the sale of the Hunterstown generation station in the second quarter of 2018 and the impairment of the Morgantown and Dickerson coal generating units during the fourth quarter of 2017.
General and Administrative Expenses
For the three and six months ended June 30, 2018, general and administrative expenses increased by $44 million and $43 million, respectively, compared to the same periods in 2017 due to costs incurred in connection with advisors and other consultants engaged to assist GenOn and its creditors with regards to the Chapter 11 Cases as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q, along with an increase in the legal reserve due to ongoing legal matters.
General and Administrative Expenses - Affiliate
For the three and six months ended June 30, 2018, general and administrative expenses - affiliate decreased by $20 million and $47 million, respectively, compared to the same periods in 2017, primarily due to a decrease in the service fee to NRG during the pendency of the Chapter 11 Cases as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q.
Restructuring and Transition-related Costs
During the three and six months ended June 30, 2018, GenOn incurred restructuring and transition-related costs of $26 million and $49 million, respectively, relating to consultant fees and other costs associated with the GenOn transition, as well as workforce reduction.
Gain on Sale of Assets
The $433 million gain on sale of assets during the three and six months ended June 30, 2018 reflects the gain on the sales of Hunterstown and Canal as further discussed in Note 4, Dispositions, to this Form 10-Q.
Interest Expense
For the three and six months ended June 30, 2018, interest expense decreased by $35 million and $76 million, respectively, compared to the same period in 2017, primarily due to the filing of the Chapter 11 Cases, which constituted an event of default on the GenOn and GenOn Americas Generation Senior Notes in June of 2017 as further discussed in Note 3, Chapter 11 Cases, to this Form 10-Q.
Other Expense

During the three and six months ended June 30, 2017, GenOn recorded other expense of $18 million, respectively, which represent costs associated with the 2022 Notes that were not assumed, as further described in Note 3, Chapter 11 Cases, to this Form 10-Q.
Reorganization Items, Net
Reorganization items, net decreased by $67 million during the three months ended June 30, 2018, compared to the same period in 2017 due to:

(In millions)
Write-off of debt premiums and credit reserves in 2017	$(103)
Fees paid to GenOn Americas Generation's senior unsecured noteholders in 2018	(7)
Gain on GAG Administrative Claim in 2018	42
Decrease in legal and other professional advisory fees directly associated with Chapter 11 proceedings	3
Other	(2)
$(67)

Reorganization items, net decreased by $100 million during the six months ended June 30, 2018, compared to the same period in 2017 due to:

(In millions)
Write-off of debt premiums and credit reserves in 2017	$(103)
Increase in legal and other professional advisory fees directly associated with Chapter 11 proceedings	(19)
Fees paid to GenOn Americas Generation's senior unsecured noteholders in 2018	(18)
Gain on GAG Administrative Claim in 2018	42
Other	(2)
$(100)
Income Tax Expense
For the three months ended June 30, 2018, GenOn recorded income tax expense of $16 million on pre-tax income of $419 million. For the same period in 2017, GenOn recorded an income tax expense of $6 million on pre-tax income of $13 million. The effective tax rate was 3.8% and 46.2% for the three months ended June 30, 2018 and 2017, respectively.
For the six months ended June 30, 2018, GenOn recorded income tax expense of $16 million on pre-tax income of $532 million. For the same period in 2017, GenOn recorded an income tax expense of $7 million on a pre-tax loss of $23 million. The effective tax rate was 3.0% and (30.4)% for the six months ended June 30, 2018 and 2017, respectively.
For the three and six months ended June 30, 2018, GenOn's overall effective tax rate was different than the statutory rate of 21% primarily due to a change in the valuation allowance, partially offset by the impact of state income taxes.
For the three and six months ended June 30, 2017, GenOn's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state income taxes.
For the three and six months ended June 30, 2018, GenOn recorded a current income tax payable of $16 million, due to state income taxes as a result of the gain from the recent sale of assets.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2018 and December 31, 2017, GenOn's liquidity was comprised of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents:
GenOn excluding GenOn Mid-Atlantic and REMA	$732	$587
GenOn Mid-Atlantic (a)	51	175
REMA (a)	110	75
Restricted cash	1	1
Total	894	838
Credit facility availability (b)	295	297
Total liquidity	$1,189	$1,135
(a) At June 30, 2018, REMA and GenOn Mid-Atlantic did not satisfy the restricted payment tests under certain of their agreements and therefore, could not use such funds to distribute cash and make other restricted payments.
(b) Includes the $300 million cash collateralized letter of credit facility that GenOn obtained from Citibank on July 14, 2017.
For the six months ended June 30, 2018, total liquidity increased $54 million. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion.
As further described in Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements of this Form 10-Q, management believes that GenOn's liquidity position and cash flows from operations will not be adequate to finance current operating, maintenance and capital expenditures, debt service obligations and other liquidity commitments.
As described further in Note 1, Basis of Presentation and Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, GenOn submitted the Plan in connection with their Chapter 11 Cases and the Bankruptcy Court entered an order confirming the Plan. There is no assurance that all conditions precedent to the effectiveness of the Plan will be satisfied. GenOn's ability to continue as a going concern is dependent on many factors, including the consummation of the Plan in a timely manner and our ability to achieve profitability following emergence from bankruptcy. Given the uncertainty as to the outcome of these factors, there is substantial doubt about GenOn's ability to continue as a going concern.
Restricted Payments Tests
Of the $893 million of cash and cash equivalents of GenOn as of June 30, 2018, $51 million and $110 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under the operating leases of REMA, it is not permitted to make any distributions and other restricted payments unless:  (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligations to pay scheduled rent under its respective leases. Under the operating leases of GenOn Mid-Atlantic, it is not permitted to make any distributions and other restricted payments unless: (a) there is, and will be after such distribution, at least $30 million of cash available on such date and on a forward-looking basis, including certain revenues and expenses in a detailed liquidity test; (b) there is at least an $80 million balance in the Equity Rent Collateral Account, or the ERCA, as collateral for the rent obligations for the benefit of the owner lessors, with different percentages of such distributions required to further fund the ERCA depending on such account's balance; (c) no significant lease default or event of default has occurred and is continuing; (d) distributions and related calculations must be made on a rent payment date; (e) delivery of a mortgage on the Chalk Point real property; (f) delivery of an officer's certificate; and (g) no acceleration of working capital debt. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy their restricted payments tests. As a result, as of June 30, 2018, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments.  REMA may recalculate its fixed charge coverage ratio from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.

Sources of Liquidity
The principal sources of liquidity for GenOn's future operating and capital expenditures are expected to be derived from existing cash on hand, cash flows from operations, cash proceeds from future sales of assets and the New LC Facility. GenOn's operating cash flows may be affected by, among other things, demand for electricity, the difference between the cost of fuel used to generate electricity and the market value of the electricity generated, commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil), operations and maintenance expenses in the ordinary course, planned and unplanned outages, terms with trade creditors, cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations) and the potential impact of future environmental regulations.
Sale of Hunterstown
On June 1, 2018, the Company completed the sale of Hunterstown and certain third party gas interconnection contracts, pursuant to the asset purchase agreement entered into on February 22, 2018, between subsidiaries of GenOn and Kestrel Acquisition, LLC for cash consideration of $498 million, subject to post-closing working capital adjustments. The sale resulted in a gain of approximately $140 million recognized in the Company's consolidated results of operations during the second quarter of 2018.
Sale of Canal 1 and 2
On June 29, 2018, the Company completed the sale of Canal Units 1 and 2, pursuant to the asset purchase agreement entered into on March 22, 2018, between subsidiaries of GenOn for a total consideration of $320 million, consisting of $318 million of cash received and $2 million held in escrow to cover post-closing obligations, subject to post-closing working capital adjustments. In addition, NRG refunded GenOn $13.5 million for GenOn's prepayment of a purchase option with respect to the Canal 3 project. Also on June 29, 2018, an affiliate of the purchaser of Canal Units 1 and 2 completed the acquisition of Canal 3 pursuant to the purchase agreement entered into on March 22, 2018 with an affiliate of NRG. The closing of the Canal 3 transaction was a closing condition under the Canal Units 1 and 2 purchase agreement. The sale resulted in a gain of approximately $293 million recognized in the Company's consolidated results of operations during the second quarter of 2018.
Business Interruption Insurance Proceeds
During the first quarter of 2018, GenOn received $16 million in business interruption insurance proceeds as a result of insurance claims from 2016 and 2014 forced outages at Bowline and Avon Lake. See Note 2, Summary of Significant Accounting Policies, for further discussion.
New LC Facility
On July 14, 2017, the GenOn Entities obtained a letter of credit facility with Citibank, or the New LC Facility, to finance the working capital needs and for general corporate purposes. The New LC Facility provides availability of up to $300 million less amounts borrowed, and letters of credit provided are required to be cash collateralized at 101% of the letter of credit amount. As of June 30, 2018, there was $5 million of letters of credit issued under this facility. On July 5, 2018, GenOn and Citibank entered into an amendment to the New LC Facility to extend the term of the agreement an additional six months and decrease the exposure amount to $150 million over such extended period.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) debt service obligations; (ii) capital expenditures, including maintenance and environmental; and (iii) payments under the GenOn Mid-Atlantic and REMA operating leases. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed GenOn's debt service obligations and the holders' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
GenOn Americas Generation Administrative Claim
On December 12, 2017, the Bankruptcy Court entered an order confirming the Plan granting an allowed claim plus certain accrued interest, or the GAG Administrative Claim, estimated to be $663 million, to the holders of the GenOn Americas Generation Senior Notes, due 2021 and GenOn Americas Generation Senior Notes, due 2031. On February 1, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make a partial payment in respect of the GAG Administrative Claim, in the amount of $300 million, consisting of $158 million and $142 million to be applied to the outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively.

On June 5, 2018, pursuant to the GAG Settlement Order, the GenOn Entities elected to make an additional partial payment in respect of the remaining outstanding balance of the GAG Administrative Claim, in the amount of $363 million, consisting of $192 million and $171 million to be applied to the remaining outstanding balance of the GenOn Americas Generation Senior Notes due 2021 and 2031, respectively. This payment effectively paid the entire remaining principal balance of the GenOn Americas Generation Senior Notes in exchange for the underlying GenOn Americas Senior Notes.
GenOn Senior Notes Partial Payment
On July 13, 2018, the Bankruptcy Court entered an order authorizing interim distributions on account of certain allowed unsecured claims under the Plan and confirmation order, establishing related claim estimate, and granting related relief, which enables the Debtor Entities to make certain interim distributions up to $630 million on account of allowed GenOn Senior Notes claims and general unsecured claims prior to the effective date of the Plan. On July 18, 2018, pursuant to the order, the GenOn Entities elected to make a partial payment in the amount of $600 million, consisting of $230 million, $211 million and $159 million to be applied to the outstanding balance of the GenOn Senior Notes due 2017, 2018 and 2020, respectively.
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

•
GenOn retained $125.0 million from the pre-petition transfer from GenOn Mid-Atlantic on account of the J.P. Morgan letter of credit draw and all proceeds of NRG’s settlement payment of approximately $261.3 million to GenOn in connection with the NRG Settlement, subject to setoff as further discussed below, to fully settle the disputes existing between such parties and their respective affiliates;

•	Debt and lien covenants will permit a secured working capital facility in an amount not to exceed $75.0 million, which GenOn Mid-Atlantic will use commercially reasonable efforts to obtain; and

•	GenOn Mid-Atlantic will have one independent director appointed by the Owner Lessor Plaintiffs.
NRG Settlement
On July 13, 2018, the Bankruptcy Court entered an order approving certain modifications to the Settlement Agreement entered into by the GenOn Entities and NRG on December 14, 2017, to enable consummation of the NRG Settlement, as defined in the Plan, and settle the disputes existing between such parties. Certain of the modifications are as follows:

•	NRG and GenOn agreed to waive any unsatisfied conditions precedent to the Settlement Agreement and consummate such agreement no later than July 16, 2018;

•	NRG agreed to assign its $8.4 million historical claim against REMA, in exchange for $4.2 million, to be deducted from the amount NRG pays to GenOn upon consummation of the NRG Settlement;

•	GenOn posted a $10.0 million letter of credit to secure any NRG exposure in respect of the claims asserted by REMA against NRG until REMA has provided NRG a release;

•	GenOn will use best efforts to cause the replacement of, as soon as reasonably practicable, those certain letters of credit procured by NRG for the benefit of GenOn and/or its subsidiaries; and

•
The shared services under the transition services agreement between GenOn and NRG will be deemed terminated as of August 15, 2018, and GenOn agreed to waive the early services termination fee in exchange for NRG’s provision of payroll services through October 21, 2018. NRG will have no obligation to provide any shared services under the transition services agreement, with the sole exception of payroll services, beyond August 15, 2018.

On July 16, 2018, GenOn and NRG consummated the NRG Settlement and certain transactions were settled and paid, including the settlement consideration of $261.3 million and the transition services credit of $28 million owed by NRG to GenOn, offset by the $151 million in borrowings under the Intercompany Revolver, along with related accrued interest of $12 million and certain other balances owed by GenOn to NRG, including fees accrued for services provided under the Services Agreement. In connection with the settlement, GenOn received approximately $125 million of net proceeds from NRG, subject to post-closing adjustments, and posted a $10 million letter of credit to NRG. Other than those obligations which survive or are independent of the releases described herein, the NRG Settlement provides NRG releases from GenOn and each of its debtor and non-debtor subsidiaries, excluding REMA.
REMA Long-Term Deposits
On June 8, 2018, the REMA Lessors drew down on the existing letters of credit under the Intercompany Revolver, which resulted in borrowings of $26 million. Upon notification, GenOn became obligated under the Intercompany Revolver. The obligation was accounted for as an increase in current portion of long-term debt — affiliate with a corresponding increase in long-term deposits on the Company's condensed consolidated balance sheet as of June 30, 2018. On July 2, 2018, REMA directed the indenture trustees to apply the proceeds from the letter of credit draws to the July rent payments for the Keystone and Conemaugh facilities. The forbearance agreements entered into on June 18, 2018 with the owner participants and certificateholders forbear the parties from taking action with respect to the remaining balance of rents for July not covered by the letter of credit draws pertaining to Keystone and Conemaugh.
Capital Expenditures
The following table and description summarizes the Company's capital expenditures for maintenance and environmental for the six months ended June 30, 2018 and currently estimated capital expenditures forecast for the remainder of 2018.

	Maintenance	Environmental	Total
	(In millions)
Total cash capital expenditures for the six months ended June 30, 2018	$23	$—	$23
Estimated capital expenditures for the remainder of 2018	15	1	16
Operating Leases
GenOn, through its subsidiary REMA, leases a 100% interest in the Shawville generating station through 2026 and leases 16.67% and 16.45% interests in the Keystone and Conemaugh coal generation stations, respectively, through 2034. In addition, GenOn, through its subsidiary GenOn Mid-Atlantic, leases a 100% interest in the Dickerson and Morgantown coal generation stations and associated property through 2029 and 2034, respectively. GenOn accounts for these leases as operating leases and records rent lease expense on a straight-line basis over the term of each respective lease. Annual rent expense for the REMA and GenOn Mid-Atlantic operating leases is $40 million and $71 million, respectively. As a result of acquisition accounting, REMA and GenOn Mid-Atlantic recognized out-of-market liabilities related to these operating leases of $790 million, which is being amortized on a straight-line basis to rent expense. Amortization of the out-of-market liabilities amortized annually by REMA and GenOn Mid-Atlantic is $11 million and $28 million, respectively. As of June 30, 2018, the termination value of the GenOn Mid-Atlantic operating leases was $502 million, and as of June 30, 2018, the termination value of the REMA operating leases was $584 million.
The following table and description summarizes the payments made under REMA and GenOn Mid-Atlantic's operating leases for the six months ended June 30, 2018 and the future payments for the remaining term of the respective lease agreements.

	Six months ended June 30, 2018	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
REMA	$11	$44	$65	$56	$47	$46	$185	$454
GenOn Mid-Atlantic(a)	338	—	17	9	27	28	258	677
Total Minimum Lease Payment	$349	$44	$82	$65	$74	$74	$443	$1,131
(a) GenOn Mid-Atlantic's minimum lease payments have been updated in accordance with the GenMA settlement that was finalized and effective as of April 27, 2018. See Note 3, Chapter 11 Cases for further discussion of the settlement.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six-month periods:

	Six months ended June 30,
	2018	2017	Change
	(In millions)
Net cash used by operating activities	$(88)	$(137)	$49
Net cash provided/(used) by investing activities	807	(55)	862
Net cash used by financing activities	(663)	(98)	(565)
Net Cash Used By Operating Activities
Changes to net cash used by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$191
Increase in fuel inventory consumption driven by weather conditions in 2018, partially offset by inventory purchases to meet commodity and transportation obligations	89
Change in cash collateral in support of risk management activities	(108)
Increase in prepaid rent — non-current primarily due to the GenMA Settlement in 2018	(104)
Change in accounts payable — affiliate	(17)
Other changes in working capital	(2)
$49
Net Cash Provided/(Used) By Investing Activities
Changes to net cash provided/(used) by investing activities were driven by:

(In millions)
Proceeds from sale of assets in 2018	$816
Decrease in capital expenditures primarily related to gas conversions at New Castle and Shawville generation station as well as upgrades at Chalk Point generation station during 2017	32
Refund for purchase option paid in 2017	14
$862
Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Increase in payments for current and long-term debt	$(662)
Decrease in proceeds from draw on intercompany secured revolving credit facility	(99)
Increase in long-term deposits in 2018	(26)
Payment for credit support in 2017	130
Payments for financing costs primarily related to the 2022 Notes and Backstop Fee in 2017	92
$(565)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2018, GenOn had total domestic pre-tax book income of $532 million. GenOn had cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $1.7 billion and state of $2.8 billion as of December 31, 2017. GenOn's pre-merger federal NOLs are limited to $62 million annually. GenOn’s net federal NOLs will begin to expire starting in 2032. Upon emergence from bankruptcy, GenOn will not retain any of the federal and may retain a small amount of state NOLs.
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
As of June 30, 2018, GenOn does not have any uncertain tax benefits.
GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2015, and with few exceptions, state and local tax examinations are no longer open for years prior to 2010.
Off-Balance Sheet Arrangements

Obligations under Certain Guarantee Contracts
GenOn and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.
Retained or Contingent Interests
GenOn does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Contractual Obligations and Commercial Commitments
GenOn has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2017 Form 10-K. See also Note 7, Debt and Capital Leases and Note 10, Commitments and Contingencies, to this Form 10-Q for discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and six months ended June 30, 2018.

Fair Value of Derivative Instruments
GenOn may enter into power sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2018.

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2017	$(13)
Contracts realized or otherwise settled during the period	18
Changes in fair value	(4)
Fair Value of Contracts as of June 30, 2018	$1

	Fair Value of Contracts as of June 30, 2018
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 2	$2	$(1)	$—	$—	$1
Total	$2	$(1)	$—	$—	$1
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As the Company's trade-by-trade derivative accounting results in a gross-up of their derivative assets and liabilities, the net derivative asset and liability position is a better indicator of the Company's hedging activity. As of June 30, 2018, GenOn had a net derivative asset of $1 million, which is a $14 million increase to total fair value as compared to December 31, 2017. The increase was primarily driven by the roll-off of trades that settled during the period, partially offset by losses in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $5 million in the net value of derivatives as of June 30, 2018. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in an increase of approximately $5 million, in the net value of derivatives as of June 30, 2018.

Critical Accounting Policies and Estimates
GenOn's discussion and analysis of the financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.
On an ongoing basis, GenOn evaluates these estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any event, actual results may differ substantially from the Company's estimates. Any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known.
The Company's significant accounting policies are summarized in the 2017 Form 10-K, Item 15 - Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements. The Company identifies their most critical accounting policies as those that are the most pervasive and important to the portrayal of their financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. GenOn's critical accounting policies include derivative instruments, impairment of long-lived assets, and income taxes and valuation allowance for deferred tax assets.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GenOn is exposed to several market risks in their normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, and credit and performance risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2017 Form 10-K.
Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. GenOn is exposed to counterparty credit risk through various activities including wholesale sales and fuel purchases. See Note 5, Fair Value of Financial Instruments, to this Form 10-Q for discussions regarding counterparty credit risk and retail customer credit risk, and Note 6, Accounting for Derivative Instruments and Hedging Activities, to this Form 10-Q for discussion regarding credit risk contingent features.

ITEM 4 — CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of GenOn's management, including the principal executive officer, principal financial officer and principal accounting officer, GenOn conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in GenOn's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, GenOn's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS
For a discussion of additional material legal proceedings in which GenOn was involved through June 30, 2018, see Note 3, Chapter 11 Cases and Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Form 10-Q.
Item 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2017 Form 10-K. There have been no material changes in the Company's risk factors since those reported in the Company's 2017 Form 10-K.
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3 — DEFAULTS UPON SENIOR SECURITIES
See Note 3, Chapter 11 Cases, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a description of events of default by GenOn under the GenOn Senior Notes and the GenOn Americas Generation Senior Notes.
Item 4 — MINE SAFETY DISCLOSURES
Not applicable.
Item 5 — OTHER INFORMATION
None.

Item 6 — EXHIBITS
GenOn Energy, Inc. Exhibit Index

Number	Description	Method of Filing
2.1*	Asset Purchase Agreement by and between Kestrel Acquisitions, LLC, as Purchaser, and NRG Wholesale Generation LP and RRI Energy Services, LLC, as Sellers, dated as of February 22, 2018.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 27, 2018.
2.2*	Purchase and Sale Agreement, by and among Stonepeak Kestrel Holdings LLC, as Purchaser, NRG Canal LLC, as Seller, and GenOn HoldCo 10, LLC, as Company, dated as of March 22, 2018.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 23, 2018.
10.1	Letter of Credit Agreement, by and between GenOn Energy, Inc. and Citibank, N.A., dated as of July 14, 2017.	Filed herewith.
10.2	Amendment to Letter of Credit Agreement, by and between GenOn Energy, Inc. and Citibank, N.A., dated as of July 5, 2018.	Filed herewith.
10.3	Settlement Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. on behalf of itself and the NRG Parties, GenOn Energy, Inc. on behalf of itself and the Debtors.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2017.
10.3.1	Term Sheet of modifications to the NRG Settlement Agreement approved by the Bankruptcy Court on July 13, 2018.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mark Allen McFarland.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
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

Date: August 7, 2018